Form 10QSB
period 1998-06-30
REGISTRY MAGIC INC
filed 1998-07-13
CIK 1022959

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended        April 30, 1998
                                         --------------------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from               to
                                      -------------    --------------

                         Commission File Number: 0-24283

                           REGISTRY MAGIC INCORPORATED
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

               FLORIDA                                  65-0623427
--------------------------------------   ---------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

    One South Ocean Boulevard, Suite 206, Boca Raton, Florida  33432
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 367-0408
                         -------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
     (Former Name, former address and former fiscal year, if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes     No  X
                 ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes     No
                                                                  ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,813,000 shares of Common Stock as of June 30, 1998.

                           REGISTRY MAGIC INCORPORATED

                                      INDEX



PART 1.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Balance Sheets - April 30, 1998 (unaudited) and July 31, 1997

              Condensed Statements of Operations (unaudited) for the Three Months Ended and the Nine Months Ended April 30, 1998 and 1997

              Condensed Statements of Cash Flows (unaudited) for the Nine Months Ended April 30, 1998 and 1997

              Notes to Condensed Financial Statements

Item 2.       Management's Discussion and Analysis and Plan of
              Operation


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings

Item 2.       Changes in Securities and Use of Proceeds

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

                           REGISTRY MAGIC INCORPORATED

                            CONDENSED BALANCE SHEETS

                                                                                         April 30,         July 31,
                                                                                           1998               1997
                                                                                        -----------       -----------
                                                                                        (unaudited)

                                             ASSETS
Current assets:
   Cash and cash equivalents .....................................................      $   107,192       $   928,680
   Accounts receivable ...........................................................          295,060             5,140
   Inventories ...................................................................          170,968                --
   Other current assets ..........................................................           15,978             4,084
                                                                                        -----------       -----------
              Total current assets ...............................................          589,198           937,904

Property and equipment, net ......................................................          196,543           114,929
Deferred patent costs ............................................................           25,795            17,847
Deferred loan costs, net .........................................................           11,116            30,490
Deferred offering costs ..........................................................          304,829                --
Other assets .....................................................................            7,095             6,925
                                                                                        -----------       -----------
                                                                                        $ 1,134,576       $ 1,108,095
                                                                                        ===========       ===========
                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities ......................................      $   394,600       $    44,375
   Notes payable - shareholders ..................................................          410,000           410,000
   Notes payable - related party .................................................           50,000            50,000
   Deferred revenue ..............................................................               --           237,500
                                                                                        -----------       -----------
               Total current liabilities .........................................          854,600           741,875
                                                                                        -----------       -----------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares outstanding...................................................................
  Common stock, $.001 par value; 30,000,000 shares authorized; 3,993,000 and
    3,793,000 shares issued and outstanding respectively .........................            3,993             3,793
  Additional paid-in capital .....................................................        2,803,797         1,780,471
  Accumulated deficit ............................................................       (2,527,814)       (1,418,044)
                                                                                        -----------       -----------
               Total shareholders' equity ........................................          279,976           366,220
                                                                                        -----------       -----------
                                                                                        $ 1,134,576       $ 1,108,095
                                                                                        ===========       ===========




            See accompanying notes to condensed financial statements.

                           Registry Magic Incorporated

                       Condensed Statements of Operations
                                   (Unaudited)

                                                                For the Three Months Ended           For the Nine Months Ended
                                                                         April 30,                            April 30,
                                                              -----------------------------       -----------------------------
                                                                  1998              1997              1998               1997
                                                              -----------       -----------       -----------       -----------

Consulting fees ..........................................    $    30,000       $   142,503       $   368,384       $   180,003

Product sales ............................................        487,605                --           487,605                --
                                                              -----------       -----------       -----------       -----------
Total income .............................................        517,605           142,503           855,989           180,003

Costs and expenses:

Cost of goods sold .......................................         28,266                --            28,266                --

General and administrative ...............................        378,120           199,716           909,868           598,355

Research and development .................................        315,744           108,953           757,274           283,447

Royalty expense ..........................................        200,000           250,000           200,000           375,000

Depreciation and amortization ............................         26,984            11,882            70,773            20,555

Interest expense (income), net ...........................          3,022            (4,361)             (422)           (2,902)
                                                              -----------       -----------       -----------       -----------
Total costs and expenses .................................        952,136           566,190         1,965,759         1,274,455
                                                              -----------       -----------       -----------       -----------
Net loss .................................................    $  (434,531)      $  (423,687)      $(1,109,770)      $(1,094,452)
                                                              ===========       ===========       ===========       ===========
Weighted average shares
      outstanding ........................................      3,993,000         3,789,045         3,918,735         3,568,055

Net loss per common share (basic and
      diluted) ...........................................    $      (.11)      $      (.11)      $      (.28)      $      (.31)
                                                              ===========       ===========       ===========       ===========




            See accompanying notes to condensed financial statements.

                           REGISTRY MAGIC INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended
                                                                   April 30,
                                                        -----------------------------
                                                            1998              1997
                                                        -----------       -----------
Operating Activities:
    Net Loss                                            $(1,109,770)      $(1,094,452)
    Adjustments to reconcile net loss to
      net cash in operating activities:
    Depreciation and amortization                            70,773            20,555
    Stock option compensation expense                        26,366           304,500
    Increase in accounts receivable                        (289,920)               --
    Increase in inventories                                (170,968)               --
    Decrease in other current assets                          1,957                --
    Increase in other assets                                (14,021)           (6,925)
    Increase (decrease) in accounts
      payable and accrued expenses                          350,226            (1,306)
    Increase (decrease) in deferred revenue                (237,500)          150,000
                                                        -----------       -----------
              Net cash used in operating
                activities                               (1,372,857)         (627,628)
                                                        -----------       -----------
Investing Activities:
    Purchase of equipment                                  (139,448)          (67,612)
    Proceeds from sale of equipment                           6,435
    Deferred patent costs                                    (7,948)          (11,234)
                                                        -----------       -----------
              Net cash used in investing
               activities                                  (140,961)          (78,846)
                                                        -----------       -----------
Financing Activities:
    Borrowings from related party                                --            50,000
    Repayment to related party                                   --           (50,000)
    Stock subscription receivable                                --             1,479
    Payment of deferred offering costs                     (304,829)               --
    Payment of deferred loan costs                               --           (47,764)
    Net proceeds from sale of common stock                  997,159         1,450,480
    Notes payable                                                --           410,000
                                                        -----------       -----------
              Net cash from financing activities            692,330         1,814,195
                                                        -----------       -----------
              Net increase (decrease) in cash              (821,488)        1,107,721
    Cash beginning of period                                928,680            34,692
                                                        -----------       -----------
    Cash end of period                                  $   107,192       $ 1,142,413
                                                        ===========       ===========
    Supplemental disclosures:
    Cash paid for Interest:                             $    17,945       $    10,895
                                                        ===========       ===========



            See accompanying notes to condensed financial statements.

                           Registry Magic Incorporated
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.        BASIS OF PRESENTATION

         The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine-month period ended April 30, 1998 are not necessarily indicative of the results to be expected for the year ended July 31, 1998. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto, contained in the Company's Registration Statement on Form SB-2 which was declared effective on May 28, 1998. The Company had been in the development stage through January 31, 1998. During the three months ended April 30, 1998, the Company began to generate revenues and is no longer in the development stage.

2.        ACCOUNTS RECEIVABLE

         Trade Receivable - (a)                  $280,000
         Trade Receivable                          15,060
                                                 --------
                                                 $295,060
                                                 --------

(a) Represents amounts due from Lernout & Hauspie Speech Products N.V. ("L&H"), $250,000 of which represents royalty payments for software products developed for them and $30,000 for a consulting contract.

3.        INVENTORIES

         Inventories consist of computer equipment purchased for resale.

4.       SALE OF COMMON STOCK

         On June 2, 1998, the Company closed an initial public offering of Common Stock. The Company offered and sold 1,600,000 shares of Common Stock at an initial public offering price of $7.25 per share, raising proceeds, net of offering costs, of approximately $9,900,000. On June 26, 1998 the Company closed on the underwriting over-allotment. The Company sold an additional 220,000 shares of Common Stock at an initial public offering price of $7.25 per share, raising proceeds, net of offering costs of approximately $1,400,000.

5.       NET LOSS PER COMMON SHARE

         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15, "Earnings Per Share," It replaces the presentation of primary EPS with a presentation of basis EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company adopted SFAS No. 128 in January 1998 and its implementation did not have a material effect on the financial statements. EPS has been restated for all prior periods presented.

         Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each year.

         The Company's potentially issuable shares of common stock pursuant to outstanding stock purchase options and warrants (totaling 668,026 with prices, ranging from $0.50 to $7.00) are excluded from the Company's diluted computation as their effect would be antidilutive to the Company's net loss.

6.       COMMITMENTS AND CONTINGENCIES

         The Company has entered into a licensing agreement with L&H which grants the Company the right to use a certain software object code in the development of its products in exchange for payment of certain amounts for royalties. The Company has agreed to pay L&H a $300,000 non-refundable royalty payment on future royalties in July 1998.

7.        SUBSEQUENT EVENTS

         Subsequent to April 30, 1998 the Company issued options to purchase 102,500 shares of common stock to employees with prices at fair market value on the date of grant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

RESULTS OF OPERATIONS

         Since its inception in October 1995, the Company's efforts have been principally devoted to research, development and design of products, marketing activities and raising capital.

         For the three months ended April 30, 1998 the Company sold $487,605 of computer software and hardware, $450,000 of which was for a software package. The Company also performed a consulting project for $30,000.

         General and administrative expense increased by $178,404 from $199,716 for the three months ended April 30, 1997 to $378,120 for the three months ended April 30, 1998. General and administrative expenses increased by $311,513 from $598,355 for the nine months ended April 30, 1997 to $909,868 for the nine months ended April 30, 1998. These increases were due to additional employees hired to begin marketing and selling the Virtual Operator, additional office support staff and increased legal and accountants fees incurred in connection with the Company's expanding activities and patent applications.

         Research and development expenses for the three months ended April 30, 1998 were $315,744 compared to $108,953 for the three months ended April 30, 1997, an increase of $206,791. Research and development expenses for the nine months ended April 30, 1998 were $757,274 compared to $283,447, for the nine months ended April 30, 1998, an increase of $473,827. These increases were due to the development of the Company's Virtual Operator product, the development of other product and service prototypes, and expenses related to the Company's performance of consulting contracts. Research and development expenses incurred in the course of establishing technological feasibility of the Company's software applications have been charged to operations pursuant to Statement of Financial Accounting Standards ("SFAS") No. 86 - "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

         Royalty expenses for the three months ended April 30, 1998 were $200,000 compared to $250,000 for the three months ended April 30, 1997, a decrease of $50,000. Royalty expenses for the nine months ended April 30, 1998 were $200,000 compared to $375,000 for the nine months ended April 30, 1997, a decrease of $175,000. These amounts represent a non-refundable prepayment to L&H on royalties to use certain speech recognition engine technologies and text to speech technologies. The Company expensed such prepaid royalties in the absence of any contracts for the sale of its products at the time of the prepayment.

LIQUIDITY AND CAPITAL RESOURCES

         As of April 30, 1998 the Company had $107,192 in cash and cash equivalents. The Company does not have any available lines of credit. Since inception, the Company has financed its operations through loans from the Company's Chairman and his wife and from private placements of both debt and equity.

         Net cash used in operating activities increased by $745,229 from $627,628 for the nine months ended April 30, 1997 to $1,372,857 for the nine months ended April 30, 1998. Net cash used in operating activities primarily related to the Company's continued expansion of its research and development and sales and marketing efforts. Included in accounts receivable at April 30, 1998, was $250,000 of guaranteed royalties from L&H.

         Net cash used in investing activities during the nine months ended April 30, 1998 and 1997 was $140,961 and $78,846 respectively. The expenditures primarily related to purchases of computer equipment and patent costs.

         Net cash provided from investing activities during the nine months ended April 30, 1998 and 1997 was $692,330 and $1,814,195 respectively. Since inception, the Company has financed its operations through loans from the Company's Chairman and his wife and from private placements of both debt and equity.

         One June 2, 1998 the Company completed an initial public offering of common stock, see plan of operation as described hereafter.

PLAN OF OPERATION

         The report of the independent auditors on the Company's financial statements as of July 31, 1997 contains an explanatory paragraph regarding an uncertainty with respect to the ability of the Company to continue as a going concern. However, the Company believes that as a result of its public offering and the receipt of the proceeds therefrom, it will have the necessary liquidity and capital resources to sustain planned operations for the 12-month period following the offering.

         On June 2, 1998, the Company closed an initial public offering of Common Stock. The Company offered and sold 1,600,000 shares of Common Stock at an initial public offering price of $7.25 per share, raising proceeds, net of offering costs, of approximately $9,900,000. On June 26, 1998, the Company closed on the underwriting over-allotment. The Company sold an additional 220,000 shares of Common Stock at an initial public offering price of $7.25 per share, raising proceeds, net of offering costs, of approximately $1,400,000.

         During such 12-month period, the Company intends to focus its efforts on enhancing its Virtual Operator product and refining two of its telephone-based speech recognition prototypes which it intends to introduce during calendar 1998. It will also use a portion of the proceeds for the implementation of its sales and marketing program which includes developing a marketing and sales network initially in North America and, thereafter, in Europe.

                           PART II. OTHER INFORMATION

ITEM 1.        Legal Proceedings

               REGISTRY MAGIC, INC. V. GREGG MARCUS

         On or about June 4, 1998, the Company instituted an action against Mr. Gregg Marcus seeking a judicial declaration requiring Mr. Marcus to return to the Company a stock certificate evidencing 240,000 shares of Common Stock that was issued to Mr. Marcus after Mr. Marcus represented that his original stock certificate was lost, destroyed, or stolen. The action was pending in the 15th Judicial Circuit in and for Palm Beach County, Florida. The Company has previously described in its Final Prospectus dated May 28, 1998, that it believes that the shares in question were assigned by Mr. Marcus to a third party in connection with a loan transaction, and that Mr. Marcus is not the beneficial owner of the shares. On June 29, 1998, Mr. Marcus removed the action to the United States District Court Southern District of Florida. The current Case No. is 98-8439-CIV-HURLEY. The Company has not yet obtained service of process upon Mr. Marcus and is still attempting to do so.

ITEM 2.        Changes in Securities and Use of Proceeds

         On May 28, 1998, the Company completed the public offering of 1,600,000 shares of Common Stock at an offering price of $7.25 per share through Commonwealth Associates. The offering was undertaken pursuant to a Registration Statement on Form SB-2 (File No. 333-47715) which became effective on May 28, 1998. The total offering price for the offering was $11,600,000 less underwriting discounts of $.54 per share or an aggregate of $870,000. In addition, the Company paid a non-accountable expense allowance equal to 1.5% of the gross proceeds of the offering ($174,000) and a financial advisory fee of $266,800. On June 26, 1998, Commonwealth Associates exercised an over-allotment option and acquired 220,000 shares of Common Stock under the same terms and subject to the same discounts and expense allowance. Expenses of the offering paid through June 30, 1998 were $425,811. The proceeds of the offering have been used to date solely to pay certain of the aforementioned offering expenses and to repay indebtedness to participants in the Company's previous private placement in the principal amount of $410,000 and related interest of approximately $20,207. The balance of the proceeds are being maintained by the Company in cash and cash equivalents. The net offering proceeds to the Company after deducting such total expenses to date were $11,715,650.

ITEM 5.        Other Information

         In June 1998, Mr. Paul Spindler resigned as a director of the Company. The Company is undertaking negotiations to obtain the services of a director with specific industry experience.

ITEM 6.        Exhibits and Reports on Form 8-K

              (a) Exhibits required by item 601 of Regulation S-B

                  The following exhibits are filed as part of this report:

                  27.1  Financial Data Schedule


              (b) Reports on Form 8-K

                  None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as a duly authorized officer as the chief financial officer of the Registrant.

                                           REGISTRY MAGIC INCORPORATED

                                           By:/s/ Walt Nawrocki
                                              ---------------------------------
                                              Walt Nawrocki, President
                                              and Chief Executive Officer

                                           By:/s/ Martin Scott
                                              ---------------------------------
                                              Martin Scott, Secretary,
                                              Treasurer and Chief Financial
                                              and Accounting Officer

DATED:  July 13, 1998