Form 10KSB40
period 1998-07-31
REGISTRY MAGIC INC
filed 1998-11-16
CIK 1022959

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended July 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-24283
                                                -------


                           REGISTRY MAGIC INCORPORATED
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


         FLORIDA                                         65-0623427
-------------------------------                     -------------------
(State or Other Jurisdiction of                      (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

                            ONE SOUTH OCEAN BOULEVARD
                                    SUITE 206
                            BOCA RATON, FLORIDA 33432
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)


                                 (561) 367-0408
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Securities Exchange Act of
1934:


         TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------        -----------------------------------------

                  NONE                              NONE


Securities registered under Section 12(g) of the Securities Exchange Act of
1934:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)


Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10- KSB. [X]

State registrant's revenues for the year ended July 31, 1998.  $885,110.

State the aggregate market value of the voting stock held by non-affiliates of the registrant on October 30, 1998 computed by reference to the closing bid price of the Registry Magic Incorporated Common Stock as reported by THE WALL STREET JOURNAL on that date ($4.00): $13,824,000


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of October 23, 1998, was 5,813,000.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]


                       DOCUMENTS INCORPORATED BY REFERENCE

                                     PART 1

ITEM 1.           DESCRIPTION OF BUSINESS

INTRODUCTION

         Registry Magic(R), (the "Company") was organized to design, develop, commercialize and market proprietary products and services that exploit recent advances in speech recognition technologies. The products currently available or under development by the Company have the objective to enable a user to speak into a telephone or to a computer in a natural conversational manner and, in turn, have the product listen, understand and respond by performing tasks or retrieving information.

         The Company's initial product is the Virtual Operator(TM), a speech driven auto-attendant and call routing turnkey product, that has received a number of industry awards including "Product of the Year 1997" by both CTI MAGAZINE and TELECONNECT MAGAZINE, "Best of Show" at the 1998 CT Expo and included in the Smithsonian's permanent collection of Information, Technology and Society. This product has begun to generate limited sales and rental revenue for the Company and is being marketed and installed through both independent resellers and a direct sales force. Recent installations span multiple industries, and include prominent financial institutions, a major automotive retailer, a credit card services company, a pharmaceutical manufacturer and a teleservice firm. In addition to product sales, the Company is also seeking to license its proprietary speech driven products to telephone switch and voice-mail manufacturers, among others, on an original equipment manufacturer ("OEM") basis.

         The Company's MagicCalendar(TM) product, a speech driven desktop calendar management tool, is currently being distributed by Lernout and Hauspie Speech Products N.V. ("L&H") and has generated revenue to the Company. In addition, the Company has entered into a Virtual Employee(R) service agreement with Office Depot Corporation to handle a specific category of incoming calls to their call center which will generate revenue, on a per transaction basis, to the Company.

         While the Company is beginning to generate limited recurring revenues and licensing revenues, and anticipates increased revenues during its 1999 fiscal year, the Company's expenses continue to significantly exceed its current revenues. There can be no assurance that the Company will generate sufficient revenues to enable the Company to operate profitably during its 1999 fiscal year or thereafter.

         The Company's goal is to continue to develop and refine its speech recognition products and services by adding additional functionality and foreign language understanding to enable users to easily access computer automated transactions via telephone or PC without the need for extensive touch-tone menus or computer proficiency while providing customers with cost-saving benefits.

         While the Company is currently marketing its initial products on a stand-alone basis through independent reseller channels and a direct sales force, the Company's ultimate strategy is to establish alliances with corporate partners and manufacturers to license the Company's proprietary software products to generate revenue on a transaction or recurring basis.

INDUSTRY BACKGROUND

         While various types of speech recognition technology have existed for several years and the number of commercially available speech-enabled products continue to grow, until recently, speech recognition technology and products have been deficient and costly, thereby limiting widespread acceptance. Historically, emphasis in the speech recognition industry has been placed on the development of core speech recognition engine technology, rather than on the development of speech recognition applications technology. The speech recognition engine is the core technology upon which various applications are based. Major companies, including IBM, Dragon Systems, Inc., Lernout & Hauspie Speech Products, N.V. Voice Control Systems, Fonix, Nortel and Lucent, have spent vast sums of money over the last quarter century in developing core engine technology, but have, for the most part, relegated developing applications to others.

         Speech recognition engine technologies require distinct skills including speech algorithms, statistics, digital signal processing algorithms, digital signal processing programming, phonetics, linguistics, information theory and coding theory. On the other hand, creating speech recognition products requires an entirely different set of skills including speech and word recognition, linguistics, usability engineering, speech engine tuning, noise cancellation, phonetics, multimedia application development and telephone application development.

         Early speech recognition applications typically required programming of equipment to recognize a limited number of discrete words spoken by a specific user, referred to as "speaker enrollment." These speaker-dependent systems also tended to be sensitive to background noise and to changes in speech patterns that resulted from an enrolled speaker being tired or excited. Additionally, these initial speech recognition applications had limited vocabularies and required the user to speak discretely, pausing between each word, rather than allowing natural continuous speech. Moreover, in addition to these performance challenges, the development of foreign language versions of automatic speech recognition and text-to-speech synthesis (technologies for converting textual information into synthetic speech output) has been costly and time consuming. As a result, most developers have limited development to one (typically English) or a few language versions of their technology.

         As the number of electronic devices used by businesses and consumers proliferate and the features and functionality of these products and services increase and become more complex, manufacturers continually seek to increase the ease of use and the interface between their products and the end user. The manner and simplicity of operation of a product can have a direct effect on its popularity, frequency of use and market acceptance. The introduction of the "mouse" and the graphical user interface (GUI), each of which simplified the use of the personal computer, are examples of how improving a product's user-friendliness can enhance its marketability.

         Speech is typically the most natural, efficient and easiest means of human communication. With the increase in the power and capability of core speech recognition engine technology, as well as the increase in speed and reduction of costs in computer processors, integration of human speech as an interface to telephone and computer applications is now feasible. Recent advances in the accuracy of speech recognition technologies have led to improvements in the performance and reliability of speech recognition products, allowing for multiple languages to be developed for a specific application. Management believes that these improvements and continuing advances in speech recognition technologies, including the development of intuitive and easy-to-use natural language user interfaces, are accelerating the growth of speech-enabled products in daily business and personal use. Furthermore, management believes that electronic devices and products incorporating speech recognition technology will be available in an increasing variety of applications, provided that these applications are easy to use, natural, accurate and cost effective.

STRATEGY

         The Company's overall goal is to exploit existing speech engine technology to create advanced speech recognition products and services for commercial applications. This technology, among other attributes, will (i) substantially eliminate the need for touch-tone menus, (ii) allow for the automation of telephone systems in international locations where touch-tone systems may not be prevalent, (iii) reduce operational costs by performing repetitive tasks of live employees, and (iv) allow for the access of information from any location and at anytime through speech prompting. The Company's business strategy is to focus on products and pricing models that produce revenue on a transaction or recurring basis.

         In pursuit of this goal, the Company has assembled a development team which includes (i) speech recognition developers to enhance the capabilities of the speech recognition engines that form the foundation of the Company's products; (ii) natural dialogue designers with linguistic and phonetic skills to design applications that anticipate user responses; (iii) multimedia application developers to exploit and integrate audio and video functionality; (iv) usability engineers to design intuitive, easy-to-use applications; and (v) telephone application developers to integrate telephone systems with computer applications.

         While the Company is currently marketing its initial products on a stand-alone basis through independent reseller channels and a direct sales force, the Company's ultimate marketing strategy is to establish alliances with corporate partners and manufacturers to license the Company's proprietary software products to generate revenue on a transaction or recurring basis.

PRODUCTS

         GENERAL

         The Company is developing proprietary applications software products that simulate the manner in which human beings communicate by incorporating the following key attributes:

                  o SPEAKER INDEPENDENCE -- enables any person to speak and be understood. As a result, within a geographic region or country, the Company's technology "listens" to and can understand different dialects, ages and genders.

                  o NATURAL, CONTINUOUS SPEECH -- allows users to speak at a continuous and natural pace rather than one word at a time.

                  o DIALOGUE DETECTION (KEY WORD SPOTTING) -- identifies the key words for action within any naturally spoken command. For example, a caller may say, "I'd like to speak with John Doe, please." Dialogue Detection locates the name "John Doe" and ignores all other words that have been spoken.

                  o TALK-THRU (BARGE-IN) -- allows callers to override prompts with their voice. The computer stops speaking, "hears" the new input and responds by going into its database to retrieve the requested information.

                  o MAGIC BULLSEYE(TM) -- performs automatically the desired task based on the confidence of the understanding of the callers spoken command, without the need for an additional confirmation prompt, thereby making the caller interaction with the computer more efficient and natural.

                  o ADVANCED STATISTICAL METHODS -- analyzes what users say based on quantitative statistical analyses that evaluates the combination of responses in order to understand the spoken language. For example, although it is currently not possible for a computer system to understand each individual city, town or village in the United States (e.g., Boise, Dallas or Buffalo), it can understand a specific city or town when coupled with a specific state (e.g., Idaho, Texas or New York).

         PRODUCTS AVAILABLE OR UNDER DEVELOPMENT

         The Company believes that because of its universality, the telephone offers a particularly effective means for information retrieval, transactions and messaging. While in the United States interactive voice response telephone systems using touch-tone input have enjoyed considerable success in automating a variety of transactions, users often find that using touch-tone telephone menus, which require a user to push different buttons based upon a series of commands, tend to be inefficient and frustrating. The limitations for touch-tone input for more complex and varied transactions are significant and provide a strong opportunity for speech driven products. Furthermore, outside North America, many telephone systems are still rotary-driven, which precludes touch-tone telephone application capability. The recent deregulation of the telecommunication market in the European Union ("EU"), however, is expected to result in telecommunication products and services becoming more competitive. The Company believes it is well positioned to compete in the overseas market based on its prior experience in developing multilingual voice recognition products. The Company has developed and demonstrated a Japanese language prototype, as well as a Spanish language prototype of its Virtual Operator, which recently was awarded "Best of Show" at the 1998 CT Expo. In light of the foregoing and as a result of better applications and advances in speech recognition technologies, management believes that the exploitation of speech driven applications in the telephony market will increase. Accordingly, the Company has determined to focus its initial development efforts primarily on telephone products and services.

         o VIRTUAL OPERATOR(R). The Company's first stand-alone product is a speech driven auto-attendant that enables a caller to request connection to a person or department by speaking into a telephone in a natural manner. A caller does not need to remember the extension of the person or department to whom the caller wishes to speak, and the caller is not required to enter touch-tones to transfer to a desired department. Additionally, a caller can interrupt a prompt at any time and state the caller's request without waiting for the prompt to finish. The Company believes that this product can be successful in the international market, where it can automate telephone systems that do not support touch-tone. Depending on individual configuration, the Virtual Operator has the ability to answer up to twelve calls at once without placing a caller on-hold, and function seven days a week, twenty four hours a day.

         A product prototype of the Virtual Operator won a Best-of-Show Award at the Computer Technology Expo 1997, a major trade show for products and services using computer telephone solutions that was held in Los Angeles in March 1997. The Virtual Operator was also named "Product of the Year" for 1997 by both TELECONNECT MAGAZINE and CTI MAGAZINE, leading trade publications for telephone equipment dealers, and "Best of Show" at the 1998 CT Expo. In December 1997, the Company was nominated as a finalist for a COMPUTERWORLD SMITHSONIAN AWARD and included in the Smithsonian's permanent collection of Information, Technology and Society.

         The Company has begun customer installations of its Virtual Operator and is beginning to generate limited rental and sales revenue from customers within a wide variety of industries. There were no rental revenues as of year end July 31, 1998. Recent installations include several prominent financial institutions, a major automotive retailer, a credit card services company, a pharmaceutical manufacturer and a teleservice firm. The Virtual Operator is sold to dealers or is rented to end-users, where it has the potential to generate recurring revenue to the Company.

         In September 1998, the Company began customer beta installations of a newly designed Virtual Operator that provides the same accuracy, performance and functionality as the earlier version, but with a reduction of approximately 50% in product cost. The Company anticipates that this new version will replace the current version before the end of calendar year 1998 and allow the Company to offer a lower priced product to customers.

         o MAGICCALENDAR(TM). MagicCalendar is a speech driven desktop software application that allows users to schedule activities by speaking to the computer. This product is currently being sold by L&H. In December 1997, the Company entered into a royalty agreement with L&H for distribution of

MagicCalendar pursuant to which L&H agreed to pay $450,000 in royalties to the Company. Pursuant to this agreement L&H paid $325,000 in royalties by July 31, 1998 and paid the remaining $125,000 of additional royalties at October 2, 1998. No additional royalties will be paid by L&H to the Company until L&H completes sales of in excess of 75,000 units. While the Company does not believe that sales by L&H will exceed 75,000 units, such royalties paid by L&H are not subject to refund under the terms of the royalty agreement. In addition, an enhanced version of this product is under development that provides for integration with Microsoft(R) Outlook(TM) 98, thereby making the product more useful to the large number of businesses which use Outlook.

         o VIRTUAL DIALER(TM). The Company is currently in beta testing of a speech driven personal phonebook that is a turnkey hardware product that enables a user to place calls to a contact list by stating the requested name rather than requiring a user to remember individual telephone numbers. The Company has positioned its product as a productivity tool that accepts hundreds of telephone numbers used both inside and outside of the office. This product is targeted at companies providing cellular telephone services, as well as to long distance and calling card companies. In prior communications, the Company has referred to this product as MagicDialing(TM).

         o VIRTUAL PERSONAL ASSISTANT(TM). The Company is currently in development of a conversational personal assistant that can be sold as either a turnkey hardware product or as a service on a subscription basis. It is anticipated that this product will perform a number of tasks for the individual user including remote voice mail, facsimile and e-mail retrieval, as well as the functions of the Virtual Operator and the Virtual Dialer product. In prior communications, the Company has referred to this product as Conversational Personal Assistant(TM) or as MagicOne(TM).

         o VIRTUAL EMPLOYEE(R) FOR CALL CENTERs. Available as an outsourced service bureau through a strategic alliance with Phone Interactive Corporation, this service is designed to handle selected incoming calls to call centers and produce transaction revenue to the Company. The Company has entered into a Service Agreement with Office Depot Corporation and anticipates the service to be operational by the end of calendar year 1998. In prior communications, the Company has referred to this product as Conversational Call Centers(TM).

   DISCONTINUED PRODUCTS

          The Company has previously developed prototypes of the following products, but does not plan further development of these products at this time.

         o CONVERSATIONAL KIOSKS(TM). Employing most of the Company's proprietary technologies and integrating full motion video, this product prototype was developed with the objective of allowing users to have two-way conversations with computers in order to sell products, generate sales leads and provide easy access to a wide variety of information.

         o CONVERSATIONAL POINT-OF-SALE APPLICATIONS(TM). Employing the Company's technologies, this product prototype was developed with the objective to allow for a diverse number of point of sale applications including telephone fast food ordering or as part of an in-store informational kiosk.

          For the above two products, the Company has pursued strategic alliances to which third parties could contribute technology, services, financing or marketing in connection with the development and commercialization of these specific solutions. To date, no business opportunities have been identified that can yield significant long term or short term profit to the Company. The Company is, therefore, de- emphasizing the development and marketing of applications in the Kiosk and Point-of-Sale areas.

STRATEGIC RELATIONSHIPS

         The Company continues to expand its relationships with technology providers and distribution partners. Currently, some of these relationships include:

         o LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. The Company has entered into a distribution and licensing agreement (the "Distribution Agreement") with L&H, an international provider of speech recognition core engine technologies. Under the terms of the Distribution Agreement, L&H will market and sell the Company's MagicCalendar product to end-users. The Company also has acquired rights to incorporate certain L&H technologies within the Company's products.

         o DIALOGIC CORPORATION. The Company is a Platinum Partner of Dialogic Corporation, one of the largest manufacturer of computer telephone equipment. As such, the Company is authorized to participate in a number of marketing programs in support of the promotion of the Company's products.

         o INTER-TEL TECHNOLOGIES INCORPORATED. The Company has entered into a Factored Products Distribution Agreement with Inter-Tel Technologies Incorporated ("Inter-Tel"), a significant manufacturer and distribution company of telephone related equipment. Under the terms of this agreement, Inter-Tel will have the right to market and sell the Company's Virtual Operator product through its 34 North American based sales offices.

         o NEC AMERICA INCORPORATED. The Company's Virtual Operator product has received a certification from NEC and is the only speech recognition product included within their "Fusion" Strategic Alliance Program. As such, the Company is authorized to participate in a number of marketing programs in support of the promotion of the product. The Company intends to pursue and expects to receive certification endorsements from other OEMs as well.

         o NORTHERN TELECOM CORPORATION. The Company is a member of Northern Telecom's Business Affiliate Program. As such, the Company is authorized to participate in a number of marketing programs in support of the promotion of the Company's products.

         o PHONE INTERACTIVE CORPORATION. The Company has entered into a strategic alliance agreement with Phone Interactive Corporation ("PIC"), a telephone service bureau business. As part of this agreement, the Company has agreed to contribute its speech recognition call center software under development, while PIC will provide its telecommunications platforms, marketing, customer base and other contributions, and each will receive a percentage of the overall revenue from the proposed services based upon each party's contribution in developing and marketing a specific application. The Company and PIC have begun the integration of the Company's call center software with PIC's telecommunications platforms, and the Company believes that the service will be available for customers prior to the end of calendar year 1998.

         o VERITEL CORPORATION OF AMERICA. The Company has entered into a number of agreements with Veritel Corporation of America ("Veritel") for a variety of products. Veritel is a provider of speaker verification technology. Under a development agreement, the Company will receive revenue by developing a proprietary interface that allows Registry Magic's Virtual Dialer product to work seamlessly with one of Veritel products. As a result, the Virtual Dialer will incorporate "voiceprint" technology that will provide additional user security. Under a companion licensing agreement, the Company has secured rights to develop and market a software product that uses Veritel's speaker identification technology to limit access to specific files and programs via a unique 'voiceprint'. Lastly under a separate distribution agreement, the Company intends to expand its distribution through Veritel for the Virtual Dialer and other products.

         o SIMON PROPERTY GROUP. The Company and M.S. Management Associates, Inc. ("MSM"), an affiliate of the Simon Property Group, L.P. ("SPG"), a national shopping mall developer, have entered into a letter of intent in anticipation of consummation of a Strategic Technology and Marketing Agreement for purposes of identifying opportunities for installation of conversational kiosks at a limited number of SPG properties. Under the terms of the proposed joint venture, MSM would provide national advertisers and mall facilities for the conversational kiosks, while the Company would contribute its speech application conversational software and related technology under development. Given the de-emphasizing of the conversational Kiosks product by the Company, it is doubtful that full-scale deployment will take place when planned. The strategic technology and marketing agreement will remain in place should any significant opportunities present themselves.

RESEARCH AND DEVELOPMENT EXPENSES

         For the fiscal years ended July 31, 1997 and 1998, the Company incurred research and development expenses of $418,164 and $1,076,567, respectively.

SALES AND MARKETING

         To date, marketing efforts have been conducted by Company personnel and have focused on international businesses, national and regional distribution companies and OEM telephone switch and voicemail manufacturers.

         The Company is currently in the process of establishing a distribution network for North America. Initial sales of the Virtual Operator are being achieved primarily through independent resellers that supply telephone and voicemail systems to businesses, as well through the Company's direct sales force which offers a rental program. To date, the Company has entered into distribution agreements with both regional and national dealers including Inter-Tel Technologies Incorporated and Southeastern Telecom Incorporated.

         The Company intends to establish a similar network in the EU, focusing initially on the United Kingdom ("U. K."), based on the natural progression from U.S. English-based applications to U.K. English-based applications. Thereafter, the Company intends to expand into other EU countries based on the expected size of the market opportunities and the availability of distribution partners. The Company will also be required to provide ongoing technical support and training to distributors of its applications software. There can be no assurances that the Company will be successful in establishing a distribution network within North America or the EU.

         The Company's ultimate strategy is to establish alliances with corporate partners pursuant to which it will license the Company's proprietary software products and generate revenue on a transaction or recurring basis. There can be no assurances, however, that the Company will be able to enter into any additional agreements or arrangements with any entities to develop, market, distribute or sell applications software products. Furthermore, there can be no assurance, that any sales and marketing efforts undertaken by or on behalf of the Company will be successful or will result in substantial sales of the Company's applications software products.

         The Company has allocated a substantial portion of the proceeds of its recently completed public offering for sales and marketing activities, including retention of internal sales and telemarketing personnel, attendance at trade shows, cost of trade journal publications and advertising and promotional materials aimed at increasing awareness of the Company's products and establishing a network of committed distributors and resellers. The Company currently has 13 people to sell its products and is testing direct sales in Florida. The Company's internal sales organization has been responsible for substantially all of the Company's current sales.

SUPPLIERS AND LICENSORS

         The Company's proprietary software incorporates core speech engine technology developed by others for which the Company has obtained licenses.

         The Company has entered into a four-year, non-exclusive, worldwide license agreement, effective as of December 31, 1996 and as subsequently amended (the "L&H Agreement"), to use and exploit L&H's proprietary core speech recognition engine technologies and text-to-speech technologies. L&H is an international developer, licensor and provider of multilingual advanced speech and language technologies and services for telephone and desktop applications. Included in the license to the Company are all advances or improvements made by L&H to such technologies and all foreign language uses requested by the Company which initially include American English, Castillian Spanish, French, German, Italian, Dutch, and in certain instances, British English and Korean. L&H has agreed to provide technical support, marketing support and training to the Company. To date, the Company has paid L&H an aggregate of $1,000,000 in non-refundable prepayments against future royalties due to L&H on sales of certain of the Company's products incorporating L&H technology.

         The Company has entered into a three-year, non-exclusive worldwide license agreement, effective as of September 30, 1998 to use and exploit Veritel's proprietary core speaker verification engine technologies. Veritel is a developer, licensor and provider of speaker verification "voiceprint" technologies.

         The Company had also entered into a licensing arrangement with International Business Machines for use of its core speech engine technology to incorporate into certain Company product prototypes under development.

         The Company's software products are designed to be used with personal computers, specifically Intel(R) Pentium processors that the Company currently purchases from Dell Corporation, although these personal computers are available from numerous sources on similar terms and conditions. The Company's turnkey hardware products also require a modem for remote maintenance that the Company currently purchases from Boca Research, although these modems are available from numerous sources on similar terms and conditions. Standard telephone interface cards are also required for certain of the turnkey hardware products if these products communicate via the telephone. The Company's telephony products currently require telephone interface cards manufactured by Dialogic of Parsippany, New Jersey, however there are a number of other manufacturers, including Natural Microsystems, Rhetoric, and NewVoice from which the Company may purchase cards on similar terms and conditions. Certain of the Company's products also rely on special processing boards that are manufactured by Dialogic as well. The loss of Dialogic as a source for these cards could have a material adverse impact on the Company, since the Company might not be able to offer all the features of a particular application if it were required to rely on other suppliers.

         The Company's personal computer desktop software products require high quality sound cards shipped with most PCs today, as well as high quality noise-canceling microphones available from a number of suppliers including Andrea Electronics. The Company's telephone based products are designed to be used with Microsoft(R) Windows NT and its desktop software products are designed to be used with Microsoft(R) Windows 95 and Windows 98. The Company undertakes its software development using Microsoft programming tools. To the extent that Microsoft programming tools become unavailable, the Company should be able to utilize Borland programming tools; however, the loss of the Microsoft programming tools could have a material adverse affect on the development of the Company's applications. Additionally, toolkits (i.e. collections of programs that facilitate the creation of applications software) from engine providers enable the Company to exploit speech recognition engine technologies developed by different vendors. Typically, the Company selects engine toolkits and speech recognition engine technology manufactured by the same entity. Alternatively, the Company selects a programming toolkit to complement a specific application based on the toolkit that produces the fastest results in a high quality manner and yields efficiencies in hardware requirements.

PROPRIETARY RIGHTS

         The Company considers its software and applications as propriety and currently relies on a combination of copyright, trade secret and trademark laws and license agreements to protect its intellectual property rights. The Company also has entered and will enter into license agreements with end-users of the products and applications, and has required all employees to enter into confidentiality and non- disclosure agreements. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. The Company currently has filed for federal trademark protection with the United States Patent and Trademark Office (the "PTO") and has received registration for the marks REGISTRY MAGIC(R), VIRTUAL OPERATOR(R), and VIRTUAL EMPLOYEE(R).

         There are four patent applications currently pending with the PTO on various aspects of its applications software including for the Company's barge-in and key word spotting attributes. The Company has five additional provisional patent disclosures filed with the PTO which relate to the Virtual Personal Assistant and the Virtual Dialer products. There can be no assurance that any of these patents will be granted, or if granted, will provide the Company with significant protection against competitors. Certain of the Company's competitors have obtained patent protection, and the Company believes that certain of its competitors are seeking patent protection on various aspects of their speech recognition technology. There can be no assurances that the Company's technology will not be subject to challenges that such technology infringes on the proprietary rights or trade secrets of others.

COMPETITION

         The speech recognition applications market is growing and is expected to be characterized by intense competition. The Company's products will compete with, or affect the sales of, many well-established companies including IBM, AT&T, Digital Equipment, Lucent, Nortel and Unisys. Most of these companies have substantially greater financial, technical, personnel and other resources than the Company and have established reputations for success in the development, licensing and sale of their products and technology, especially the larger organizations. Several of these competitors have the financial resources necessary to enable them to withstand substantial price competition or downturns in their markets. In addition, certain companies may be expected to develop technologies or products that may be functionally similar to some or all of those being developed by the Company. With respect to the Virtual Operator product, the Company's competitors will likely include Voice Control Systems, Locus, Phonetics, Parlance and Vocalis. With respect to the Virtual Dialer product, the Company's competitors will likely include IntelliVoice, Brite and Periphonics. In the Virtual Personal Assistant product, the Company expects that its initial competitors will be Wildfire, General Magic and Webley. Additionally, manufacturers of voice-mail and telephone switches may also attempt to develop their own conversational speech recognition applications. There can be no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the Company's products and technology obsolete or less marketable, or that the Company will be able to successfully enhance its proposed products or technology or adapt them satisfactorily.

EMPLOYEES

         The Company currently has 35 full-time employees. Of such employees, 5 persons are in management and provide services in the areas of marketing and business development, administration and research and development; 15 are employed in research and development; 13 are engaged in sales and marketing and 2 are in administration. No employee of the Company is covered by a collective bargaining agreement or is represented by a labor union. The Company considers its employee relations to be good. The Company also has entered into independent contractor arrangements with three individuals on an as-needed basis to develop programming or provide sales and marketing assistance for the Company.

ITEM 2.           DESCRIPTION OF PROPERTIES

         The Company currently leases adjacent facilities consisting of approximately 1,594, 1,009, 387 and 1,600 square feet of office space in Boca Raton, Florida, for initial monthly base rental amount of $1,727, $1,093, $661 and $2,500, respectively, plus the Company's proportionate share (6.26%) of taxes and operating expenses for the common area of the building. The Company's leases for the 1,594 and 1,009 square feet of office space terminate on December 31, 1999, and for the 387 and 1,600 square feet of office space on April 30, 1999 and June 30, 2001, respectively.

ITEM 3.           LEGAL PROCEEDING

         On June 4, 1998, the Company instituted an action against Mr. Gregg Marcus seeking a judicial declaration requiring Mr. Marcus to return to the Company a stock certificate evidencing 240,000 shares of Common Stock that was issued to Mr. Marcus after Mr. Marcus represented that his original stock certificate was lost, destroyed, or stolen. The action is pending in the 15th Judicial Circuit in and for Palm Beach County, Florida. As described hereafter under "Item 11. Security Ownership of Certain Beneficial Owners and Management", the Company believes that the shares in question were assigned by Mr. Marcus to a third party in connection with a loan transaction, and that Mr. Marcus is not the beneficial owner of the shares. On June 29, 1998, Mr. Marcus removed the action to the United States District Court Southern District of Florida. Separate litigation is pending between Mr. Marcus and such third party. The Company has reached a tentative oral agreement with Mr. Marcus under which terms the certificate evidencing Mr. Marcus' shares will be placed in escrow pending the outcome of litigation or settlement between Mr. Marcus and such third party. As a result, the Company believes that the outcome of this litigation should have no adverse effect on the Company or result in any change in the outstanding capitalization of the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         Not Applicable.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED  SHAREHOLDER
                  MATTERS

         The Company's Common Stock is traded on the NASDAQ SmallCap Market under the symbol "RMAG." The following sets forth the range of high and low closing bid prices for the Common Stock as reported on NASDAQ during each of the periods presented. The quotations set forth below are inter-dealer quotations, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

               PERIOD                                HIGH             LOW
               ------                                ----             ---

         May 29, 1998 to July 31, 1998              $13.13            $7.75
         August 1, 1998 to October 30, 1998         $11.75            $4.00


         The Company believes that as of October 23, 1998, there were approximately 83 record holders of the Company's Common Stock. The Company believes that there are substantially in excess of 300 beneficial and round lot holders of the Company's Common Stock.

         The Company has not paid any cash dividends on its Common Stock and currently does not intend to declare or pay cash dividends in the foreseeable future. The Company presently intends to retain any earnings that may be generated to provide funds for the operation of business.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

OVERVIEW

         Registry Magic Incorporated, was organized to design, develop, commercialize and market proprietary products and professional services that exploit recent advances in speech recognition technologies. The products currently available or under development by the Company have the objective to enable a user to speak into a telephone or to a computer in a natural conversational manner and, in turn, have the product listen, understand and respond by performing tasks or retrieving information.

         The Company's products and services, among other attributes, will (i) substantially eliminate the need for touch-tone menus, (ii) allow for the automation of telephone systems internationally where touch-tone may not be prevalent, (iii) reduce operational costs by performing repetitive tasks of live employees and (iv) allow for the access of information from anywhere and at anytime through speech. The Company's business strategy is to focus on products and pricing models that produce revenue on a transaction or recurring basis.

         While the Company is beginning to generate limited recurring revenues and licensing revenues, and anticipates increased revenues during its 1999 fiscal year, the Company's expenses continue to significantly exceed revenues currently and for the foreseeable future. There can be no assurance that product installations, royalties or licensing will generate sufficient revenues to enable the Company to operate profitably during its 1999 fiscal year or thereafter.

         The Company is subject to all of the risks inherent in the establishment of a new business enterprise. To address these risks, the Company must, among other things, increase the number of key customer installations, enter into successful distribution arrangements, expand into the international market, respond to competitive developments, and attract, retain and motivate qualified personnel. Failure to achieve one or more of these goals could have a material adverse effect upon the Company's business, operating results and financial condition.

RESULTS OF OPERATIONS

         Since its inception in October 1995, the Company's efforts have been principally devoted to research, development and design of products, initial marketing activities and raising capital.

         For the year ended July 31,1998, the Company had total revenues of $885,110, total costs and expenses of $3,192,596 and a net loss of $2,307,486. Since inception, the Company has sustained cumulative losses of $3,725,530.

         For the year ended July 31, 1998 the Company sold $517,135 of computer software and hardware. Of this amount, $450,000 was a non-refundable royalty from Lernout & Hauspie Speech Products, N.V. for a software package that is not expected to generate recurring revenue as a result of future L&H sales. The Company also performed consulting projects for L&H totalling $367,975. For the year ended July 31, 1997, the Company had consulting fees of $344,944. For the years ended July 31, 1998 and 1997 revenues derived from L&H were 94% and 76% of total revenues, respectively.

         For the year ended July 31, 1998, cost of goods sold amounted to $59,527 on sales of $67,135, representing hardware costs associated with the sales of the Company's Virtual Operator.

         General and administrative expenses increased by $761,034 from $770,283 for the year ended July 31, 1997 to $1,531,317 for the year ended July 31, 1998. These increases were due to additional employees hired to begin marketing and selling the Virtual Operator, additional office support staff and increased legal fees incurred in connection with the Company's growth. For the year ended July 31, 1998, the Company incurred a charge of $75,366 for stock options issued to consultants.

         Research and development expenses for the year ended July 31, 1997 were $418,164 compared to $1,076,567, for the year ended July 31, 1998, an increase of $658,403. These increases were due to the development of the Company's Virtual Operator product, Virtual Dialer, Magic Calendar and host- based product and service prototypes, and expenses related to the Company's performance of consulting contracts. Research and development expenses incurred in the course of establishing technological feasibility of the Company's software applications have been charged to operations pursuant to Statement of Financial Accounting Standards ("SFAS") No. 86 - "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

         Royalty expenses for the fiscal years ended July 31, 1997 and 1998 were $500,000 and $500,000, respectively. These amounts represent a non-refundable prepayment to L&H on royalties to use certain speech recognition engine technologies and text to speech technologies.

         The Company has entered into a number of agreements with Veritel Corporation of America, a provider of speaker verification technology. While the Company expects to receive revenue for certain of its agreements with Veritel, it is also obligated to pay licensing fees in the amount of $500,000 to Veritel. Of this amount, $200,000 was paid in September 1998 and $300,000 is payable on November 15, 1998. The Company expects to generate revenues from products deploying Veritel's technology beginning in the 1999 fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

          As of July 31, 1998 the Company had $10,252,511 in cash and cash equivalents. The Company does not have any available lines of credit.

         Net cash used in operating activities increased by $1,316,301 from $789,858 for the year ended July 31, 1997 to $2,106,159 for the year ended July 31, 1998. Net cash used in operating activities primarily related to the Company's continued expansion of its research and development and sales and marketing efforts.

         Net cash used in investing activities during the years ended July 31, 1998 and 1997 were $320,074 and $130,349 respectively, an increase of $189,725. The expenditures primarily related to purchases of computer equipment and patent costs.

         Net cash provided from financing activities during the years ended July 31, 1998 and 1997 were $11,750,064 and $1,814,195 respectively, an increase of $9,935,869. From inception through January 31, 1998, the Company's capital was provided by loans made by the Company's Chairman and his wife in the amount of $100,000, of which $50,000 was repaid at December 31, 1996. The remaining $50,000 and accrued interest still outstanding and due to the Chairman shall be paid on November 28, 1998, or such date thereafter as the Company has cash flow from operations. Such related party loans included interest ranging from 6 1/2% to 7% per annum.

         Between November and December 1996, the Company completed a private placement in which it sold 82 units of its securities consisting in the aggregate of $410,000 principal amount of its subordinated promissory notes and 410,000 shares of Common Stock for an aggregate payment net of expenses of $1,606,216. The notes included interest at the rate of 7% per annum and were to mature on October 1, 1998. In accordance with the terms of the notes, the principal amount of such notes together with accrued interest in the amount of $20,208 were repaid from the proceeds of the Company's Public Offering completed in June 1998.

         In January 1997, the Company issued 58,000 shares of its Common Stock to three unaffiliated investors at $3.50 per share for a total payment of $203,000.

         In November 1997, the Company received net proceeds of $997,159 through the issuance of 200,000 shares of its Common Stock at $5.00 per share to 1-800-REACH ME LLC, a dealer for certain of the Company's products and services.

         On June 2, 1998, the Company completed the public offering of 1,600,000 shares of Common Stock at an offering price of $7.25 per share through Commonwealth Associates. The total gross proceeds from the offering was $11,600,000 less underwriting discounts of approximately $.54 per share or an aggregate of $870,000. In addition, the Company paid a non-accountable expense allowance equal to 1.5% of the gross proceeds of the offering ($174,000) and a financial advisory fee of $266,800. On June 26, 1998, Commonwealth Associates exercised an over-allotment option and acquired 220,000 shares of Common Stock under the same terms and subject to the same discounts and expense allowance. Expenses of the offering paid through October 15,1998 were $594,956. The balance of the proceeds is being maintained by the Company in cash and cash equivalents. The aggregate net offering proceeds to the Company, after deducting total offering expenses including expenses attributable to the exercise of the over-allotment option ($167,725) were $11,162,905. The proceeds of the offering have been used to date solely to pay certain of the aforementioned offering expenses and to repay indebtedness to participants in the Company's previous private placement in the principal amount of $410,000 and related interest of approximately $20,208. The Company believes that its current revenues and cash resources will enable it to finance operations for the ensuing 12 months.

IMPACT OF THE YEAR 2000 ON COMPANY PRODUCTS

         Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information at or after the year 2000. The Company recognizes the need to insure that its operations will not be adversely affected by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a recognized risk, and the Company is addressing this issue on several different fronts.

         The Company is in contact with its suppliers to assess their compliance. There can be no assurance that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. The Company believes that its actions with suppliers will minimize these risks.

         Finally, the Company has established an internal workforce to coordinate solutions for the Year 2000 issue with a goal of having all its products Year 2000 compliant by the end of 1998. After evaluation of the responses from suppliers, which the Company anticipates to complete in the third quarter, the Company will prepare a contingency plan to mitigate such Year 2000 issues, if necessary.

         Through July 31, 1998, the Company has not incurred material expenses relating to Year 2000 compliance efforts and believes that the expenses associated with completing its Year 2000 compliance plans will not have a material adverse impact on the Company's operations. Internal and external expenses specifically associated with modifying internal-use software for the Year 2000 will be expensed as incurred. The Company's current estimates of the amount of time and expenses necessary to implement and test its computer systems are based on the facts and circumstances existing at this time. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal system or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

YEAR 2000 IMPACT ON INTERNAL BUSINESS OPERATIONS

         The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administration functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000," some level of modification or even replacement of such source code or applications will be necessary. The Company is in the process of identifying the software applications that are not "Year 2000" compliant. Given the information known at this time about the Company's systems, coupled with the Company's ongoing efforts to upgrade or replace business critical systems as necessary, it is currently not anticipated that these "Year 2000" costs will have a material adverse impact on the Company's business, financial condition and results of operations. However, the Company is still analyzing its software applications and, to the extent they are not fully "Year 2000" compliant, there can be no assurance that the costs necessary to update software or potential systems interruptions would not have a material adverse effect on the Company's business, financial condition and results of operations.

RISK FACTORS

         THIS ANNUAL REPORT FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-KSB, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS WE INCLUDE IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE YOU THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.

         Among the key risks that could cause actual results to differ materially from expectations, estimates of costs, projected results or anticipated results are as follows:

LIMITED OPERATING HISTORY; OPERATING LOSSES

         We have received only limited revenues from our inception in October 1995 through July 31, 1998. Total revenues for the year ended July 31, 1998 were $885,110 and these included $367,975 of consulting fees. We have only recently begun generating limited sales and rental revenue from our Virtual Operator product. There was no such rental revenue for the year ended July 31, 1998. Accordingly, we have only a limited history upon which you can evaluate our prospects and future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently involved in the operations and expansion of a new business in an evolving industry which has not obtained widespread commercial acceptance and which experiences rapid technological obsolescence and intense competition.

         From inception through July 31, 1998, we have incurred cumulative losses of $3,725,530 and anticipate that our losses will continue during the current fiscal year ending July 31, 1999. We expect to incur significant expenditures in connection with the development and marketing of our speech recognition applications which will likely result in losses until such time, if ever, as we are able to obtain sufficient contracts for our speech recognition products and services which will generate adequate sources of revenue to support our operations. We cannot assure you that our current business strategy will enable us to ever achieve profitable operations.

SIGNIFICANT CAPITAL REQUIREMENTS; POSSIBLE NEED FOR ADDITIONAL FINANCING

         We will continue to have significant capital requirements due to the substantial costs associated with product development and refinement, recruitment of skilled personnel and the marketing of innovative speech recognition products and related services primarily to large established corporations and other organizations. Our cash requirements for the purpose of developing our products have been substantial and, as a result, we have been dependent upon capital resources provided by investors in order to finance our operations.

         At the current time our expenditures are exceeding our limited revenues on a monthly basis. While we expect our revenues to increase during the 1999 fiscal year, if we are wrong, or our revenues do not increase substantially, we will continue to deplete our cash resources from our previous public offering. In the event we do not develop and refine our products on a timely basis, we do not complete contracts for the provision of products and technology in sufficient number or in the event the proceeds of our initial public offering are insufficient to fund the implementation of our business plan and working capital requirements, we may require additional financing. We have no current arrangements with respect to, or potential sources of, additional financing and we do not anticipate that existing shareholders will satisfy any portion of our future financing requirements. We cannot assure you that any additional financing will be available to us when needed, on commercially reasonable terms, or at all. If we are unable to obtain additional financing when needed, this may have a material adverse effect on us, including the curtailment of our product development, marketing and expansion activities.

DEVELOPMENT OF MARKETS REQUIRED FOR SUCCESSFUL PERFORMANCE BY THE COMPANY

         We have only recently commenced major marketing activities, and we cannot assure you that our marketing program will be successful or that our applications software will be accepted by the market. Market acceptance for our products will require substantial marketing efforts and the expenditure of significant funds. Our financial performance will depend, in part, on acceptance of speech recognition technology and the future development, growth and size of this market. Our applications software products will compete with more conventional means of information processing (e.g. data entry or access by keyboard or touch-tone phone). The development of these markets also will depend upon the following:

         o        demand for new applications
         o ability of our products and services to meet and adapt to these needs
         o continuing price and performance improvements in speech recognition engine technology and hardware technology that will reduce the cost and increase the performance of products incorporating our applications

UNCERTAINTY OF PRODUCT AND TECHNOLOGY DEVELOPMENT BY THE COMPANY

         Our initial product, the Virtual Operator, is a speech driven auto-attendant. In addition, we have developed prototypes for two additional telephone-based speech recognition products including a voice driven speed dialing product and a conversational personal assistant that performs voice-mail, facsimile, and e-mail retrieval, as well as the functions of the Virtual Operator and the speed dialing product. To date, however, we have not developed foreign language versions for our Virtual Operator product (other than Spanish and Japanese) or our two prototypes. Additionally, we also intend to continue to develop and refine additional products including conversational call centers which is currently in the relatively early stages of development. In order to finalize development of these products, we will be required to spend considerable time, effort and resources. Our success will depend, in part, upon the ability of our proposed products to meet targeted performance, cost objectives, and their timely introduction into the marketplace.

         In addition, early versions of software products often contain errors or defects. We cannot assure you that, despite extensive testing by us and potential customers, errors or defects will not be found in our applications software products prior to or after commencement of their commercial deployment. This may result in redevelopment costs and loss of, or delay in, market acceptance of our products. Additionally, we cannot assure you that our products will satisfactorily perform the functions for which they are designed or, that they will meet applicable price or performance objectives. Moreover, we currently do not maintain errors and omissions insurance, although we intend to do so in the future. In the event of any errors or defects in any of our products that may adversely affect end users, we may be liable for such errors or defects. This could have a material negative impact on our financial condition.

RAPID TECHNOLOGICAL CHANGE

         The speech recognition products market is expected to involve rapid technological change resulting in dynamic customer demands, frequent new product and service introductions and short product lifecycles. The markets for our products may change rapidly as a result of the following:

         o         innovations in core speech recognition engine technology
         o         computer hardware
         o         software and communications technologies

Our success will depend, in part, upon our ability to make timely and cost-effective enhancements and additions to our existing applications software products and developing new products that meet changing customer demands. We cannot assure you that we will have the resources necessary to achieve this objective and that our products will not be rendered obsolete.

COMPETITION

         The speech recognition applications market is growing and expected to become intensely competitive. Our products will compete with those developed or being developed by many well-established companies. For example, we will compete with International Business Machines Corporation, American Telephone and Telegraph Company, Microsoft Corporation, Digital Equipment Corporation, Lucent Technologies, Inc., American Nortel Communications, Inc. and Unisys Corporation. Most of these companies have substantially greater financial, technical, personnel and other resources than us and have reputations for success in the development, licensing and sale of their products and technology, especially the larger organizations. A number of these competitors have the financial resources that enables them to withstand substantial price competition or downturns in their markets. In addition, certain companies may be expected to develop technologies or products which may be similar to some or all of those being developed by us. With respect to our Virtual Operator product, our competitors may include Voice Control Systems, Vocalis Group plc, and PureSpeech, Inc. In the conversational speed dialing and personal assistant applications, we expect that our initial competitors will be Wildfire Communications, Inc., General Magic, and Webley Systems, Inc. Additionally, voicemail companies and telephone switch manufacturers could also attempt to develop their own conversational speech recognition applications.

         Industry standards with respect to the markets for the technology and products being developed by us are continually evolving. This often results in product obsolescence or short product life cycles. Accordingly, our ability to compete successfully will depend on a number of factors including:

         o our ability to complete development and introduce into the marketplace our proposed products and technology
         o to continually enhance and improve our products and technology in a timely manner
         o to adapt our proposed products in order to be compatible with specific products manufactured by others
         o        to successfully develop and market new products and technology

We cannot assure you that we will be able to compete successfully, that our competitors or future competitors will not develop technologies or products that make our products and technology obsolete or less marketable, or that we will be able to successfully improve our proposed products or technology or adapt them satisfactorily.

DIFFICULTIES IN MAINTAINING PROPRIETARY RIGHTS

         Our success depends upon our proprietary applications software technology which may be difficult to protect. We currently rely on a combination of contractual rights, trade secrets, know-how, trademarks, non-disclosure agreements and technical knowledge to establish and protect our proprietary rights. We cannot assure you, however, that the measures we have taken to protect our proprietary rights will be adequate to prevent misappropriation of the technology or independent development by others of products with features based upon, or otherwise similar to, those of our products. Additionally, although we believe that we have independently developed our technology and our technology does not infringe on the proprietary rights or trade secrets of others, we cannot assure you that our technology does not and will not so infringe or that third parties will not assert infringement claims, trade secret violations, competitive torts or other proprietary rights violations against us in the future. In the case of infringement, we could, under certain circumstances, be required to modify our products or obtain licenses, which could require cash or other consideration. We cannot assure you that we will be able to do either in a timely manner or upon acceptable terms and conditions, and this failure could have a material negative effect on us. In addition, we cannot assure you that we will have the resources to defend or prosecute a patent infringement or other proprietary rights infringement action.

DEPENDENCE ON OTHER COMPANIES FOR ASSEMBLY AND COMPONENT PARTS

         We do not manufacture component parts for our products and, accordingly, will be dependent on others for the supply and assembly of various of our products. Our products are designed to be used with personal computers
(PCs), specifically Intel Pentium MMX (multi-media extension) processors. While we currently purchase our modems, which are required for our software applications, for remote maintenance from Boca Research, Inc. and our telephone interface cards, which are also required for our software applications, from Dialogic Corporation, located in Parsippany, New Jersey, there are a number of other manufacturers who can supply similar products to us, and we are not dependent upon a single supplier for any equipment or component parts. However, the loss of Dialogic as a source for telephone interface cards could have a negative impact on us, since we may not be able to offer all of the features of a particular application if a card manufactured by another entity is used. Additionally, we generally do not have long-term contracts with suppliers for the purchase and delivery of component parts or contractors for the assembly of our products. However, any interruption of supply in the assembly services we use or in the supply of key components, for any reason, could result in significant delivery delays, which would have a material negative effect on our marketing efforts, customer relations, revenues and profitability.

LACK OF SALES AND MARKETING CAPABILITIES; DEPENDENCE UPON INDEPENDENT DISTRIBUTORS, CORPORATE PARTNERS AND STRATEGIC ALLIANCES

         Our sales and marketing efforts have been limited to date, and we are currently in the process of establishing a distribution network for North America consisting of independent resellers as well as a direct sales force. Our ultimate strategy is to establish alliances with corporate partners so that we will be able to license our proprietary software products and generate revenue on a recurring basis. We cannot assure you that our distribution network can be successfully established or will result in substantial sales of our products. Furthermore, we cannot assure you that our strategic partners will provide us with the support anticipated by us, or that any of the strategic alliances will be successful in marketing speech technology applications without further delays or within budget. Failure of these joint ventures to be successful would have a material negative effect on our business and prospects.

IMPACT OF THE YEAR 2000 ON COMPUTER SYSTEMS

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the year 2000. Some older computer systems store dates with only a two-digit year with an assumed prefix of "19". Consequently, this limits those systems to dates between 1900 and 1999. If not corrected, many computer systems and applications could fail or create erroneous results by or at the year 2000 (the "Year 2000").

         Because we will rely heavily on computers to conduct our business we are subject to all the risks associated with the Year 2000. We have assessed the scope of our risks related to problems these computer systems may have related to the Year 2000 and we believe such risks are not significant. In addition, we are in the process of questioning our vendors and business partners about their progress in identifying and addressing problems related to the Year 2000. However, no assurance can be given that all of these third party systems or our computer systems will be Year 2000 compliant.

RISKS ASSOCIATED WITH MANAGEMENT OF GROWTH

         Under our business plan the anticipated growth in our customer base and continued development of our speech recognition products and related services also involve potential risks. This growth and continued development could place a major strain on our management, employees and operations. In the event of this expansion, we would have to continue to implement and improve our operating systems, and to expand, train and manage our employee base. If we are unable to implement and improve these operating systems and manage our employee base effectively, our operations could be negatively affected.

RISK OF INTERNATIONAL SALES

         Our business is expected to be conducted in the European Union, as well as in the United States, and may be affected by changes in demand resulting from fluctuations in currency exchange rates, as well as by governmental controls and other risks associated with international sales. Our international business may be subject to longer payment cycles, difficulties in accounts receivable collection, delays in shipments, increases in duties and taxes, price controls, adverse changes in foreign regulations and the burdens of complying with a wide variety of foreign laws. We will generally deal in local currencies in foreign markets. If the U.S. dollar strengthens in relation to these international currencies, our revenues from international sales and the gains and losses on the settlement of receivables from international operations may be negatively affected. We cannot assure you that exchange rate fluctuations and other risks associated with international operations will not have a material negative effect on our business and prospects.

VARIABILITY OF QUARTERLY RESULTS

         Our quarterly operating results may fluctuate as a result of a variety of factors, including:

         o        the length of the sales cycle
         o        the timing of orders from and shipments to customers
         o delays in product development and customer acceptance of custom applications
         o        product development expenses
         o the success of new product introductions or announcements by us or our competitors
         o        levels of market acceptance for new and existing products
         o the hiring and training of additional staff as well as general economic conditions.

         Because a significant portion of our overhead is fixed in the short-term, our results of operations may be negatively affected if revenues fall below our expectations. If our management's estimate of product sales and product mix turn out to be substantially inaccurate, we may not have the necessary inventory available to deliver systems in a timely manner. This could have a material negative effect on our results of operations during quarterly periods.

DEPENDENCE ON KEY PERSONNEL

         Our success depends on the efforts of the members of our management, especially Walt Nawrocki, our President and Chief Executive Officer, Lawrence Cohen, our Chairman of the Board, and Neal Bernstein, our Vice President of Business Development. Although we have entered into employment agreements with various members of our management, we cannot assure you that these persons will continue their employment with us. The loss of the services of these key people could have a material negative effect on our ability to maximize our use of our products and technologies, to develop related products and technologies or conduct the normal operations of the Company. We obtained $2,500,000 of key man insurance on the life of Mr. Nawrocki, which may prove insufficient in the event Mr. Nawrocki were to become deceased. Our success also depends upon our ability to hire and retain additional qualified executive, programming, engineering and marketing personnel especially if any of our current key members of management became unavailable for any reason. Qualified executives and employees are in great demand and are likely to remain a limited resource for the future. Competition for skilled, creative and technical talent is also intense. We cannot assure you that we will be successful in attracting and retaining such personnel. Any failure by us to retain existing employees or to hire new employees when necessary could have a material negative effect on us.

CONTROL OF THE COMPANY BY MANAGEMENT

         Our executive officers and directors will own or have the right to acquire within the next 60 days up to approximately 43.7% of the outstanding shares of Common Stock. Accordingly, our management will have the ability to elect our entire Board of Directors and control the outcome of all matters submitted to a vote of our shareholders.

POSSIBLE DELISTING OF SECURITIES FROM NASDAQ

         The Company's Common Stock is listed on The Nasdaq SmallCap Market. In order to continue to be listed on Nasdaq, however, we must maintain at least $2,000,000 in net tangible assets (total assets less total liabilities and goodwill) or $500,000 in net income in the latest fiscal year or in two of the last three years or $35,000,000 in market capitalization, a public float of at least 500,000 shares, a $1,000,000 market value of public float, a minimum bid price of $1.00 per share, at least two market makers, at least 300 shareholders and at least two outside directors. The failure to meet these maintenance criteria in the future may result in the delisting of the Company's securities from Nasdaq, and the Company's Common Stock would thereafter be traded in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of the Company's Common Stock.

AUTHORIZATION OF PREFERRED STOCK; POSSIBLE ANTI-TAKEOVER EFFECTS

         The Board of Directors is authorized to issue shares of preferred stock and to determine the dividend, liquidation, conversion, redemption, and other rights, preferences, and limitations of such shares without any further vote or action of the shareholders. Accordingly, our Board of Directors has the power, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could negatively affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging and delaying or preventing a change in control of the Company. We have no present plan to issue any shares of our preferred stock, although we cannot assure you that the Company will not do so in the future.

LIMITATION OF LIABILITY OF DIRECTORS AND OFFICERS

         Our Articles of Incorporation include provisions to eliminate, to the full extent permitted by the Florida Business Corporation Act (the "Florida Act") the personal liability of our directors for monetary damages arising from a breach of their fiduciary duties as directors. The Articles of Incorporation also include provisions that we shall, to the maximum extent permitted under the laws of the State of Florida, indemnify, and upon request shall advance expenses to any director or officer, to the extent that such indemnification and advancement of expense is permitted under law.


ITEM 7.           FINANCIAL STATEMENTS

         See "Index to Financial Statements" for the financial statements included in this Form 10-KSB.


ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9.           MANAGEMENT

         The following table sets forth certain information concerning the current directors and nominee directors of the Company and the executive officers of the Company:

NAME                              AGE              TITLE
----                              ---              -----

Walt Nawrocki                     53               President, Chief Executive Officer
                                                   and Director

Lawrence Cohen(1)(2)              53               Chairman of the Board

Neal A. Bernstein                 37               Vice President-Business Development

Martin Scott                      30               Treasurer, Secretary and Controller

Sheldon E. Misher(1)(2)           57               Director

Cornelia Eldridge(1)              57               Director



-----------------------

(1)   Member of the Compensation Committee.
(2)   Member of the Audit Committee.

         WALT NAWROCKI has served as President, Chief Executive Officer and a director of the Company since July 1996. Prior to joining the Company, Mr. Nawrocki spent over 30 years at IBM where he was employed in positions of increasing responsibility becoming Manager for Worldwide Product Development and Business Management in August 1992. In such capacity, he oversaw a number of business areas, including speech products, and was responsible for acquisitions, joint development and OEM licensing programs. While at IBM, Mr. Nawrocki was responsible for the shift from 5 1/4 inch diskettes to 3 1/2 inch diskettes and the standardization of keyboards currently used on most PCs today. His working teams have been honored with five BYTE MAGAZINE awards for speech recognition products and an IBM MARKET DRIVEN QUALITY award for customer requirements and customer satisfaction.

         LAWRENCE COHEN has served as Chairman of the Board since he founded the Company in October 1995. Mr. Cohen has been engaged in providing financial consulting and merchant banking services to early-stage companies for more than the past 25 years. He has served as Vice Chairman of the Board and Executive Vice President of Bristol Retail Solutions, Inc. (Nasdaq:BRTL), a point-of-sale equipment distributor ("Bristol"), since he co-founded such company in April 1996. He is also the co-founder and a director of Apollo BioPharmaceuticals, Inc., a privately-held company in Massachusetts engaged in the development of neuroprotective pharmaceuticals ("Apollo"), and currently serves on the board of directors of ASHA Corp. (Nasdaq:ASHA), an automotive drive train developer. Between November 1990 and September 1996, Mr. Cohen served as Chairman of the Board of BioTime, Inc. (Nasdaq:BTIM), a biotechnology firm he founded to develop an artificial blood plasma substitute. He was a co-founder of Cryomedical Sciences (Nasdaq:CMSI), a low temperature surgery company, and served as its President from November 1990 to November 1991.

         NEAL A. BERNSTEIN has served as Vice President-Business Development of the Company from January 1997 to April 1998 and Vice President-Business Development of the Company since April 1998. Prior to joining the Company, Mr. Bernstein spent approximately 13 years at IBM where he was employed in a variety of sales, marketing and business development capacities, serving last as a Business Development Manager within the IBM Internet Division from May 1996 until December 1996. From January 1992 until May 1996, he held a number of management positions within the Speech Products Business Unit, including Manager of OEM and Licensing, Manager of Business Development and Strategic Alliances and Manager of North American Sales and Marketing.

         MARTIN SCOTT, a certified public accountant, has served as Controller, Secretary and Treasurer of the Company since October 1997. From June 1996 until October 1997, he was employed as an Audit Supervisor by Millward & Co., CPAs. From October 1995 until June 1996, Mr. Scott served as Controller of ERD Waste Corp. (Nasdaq:ERDI), a waste disposal company. Prior thereto, from January 1995, he was employed as a Senior Accountant with the firm of Richard A. Eisner & Co., LLP. From January 1991 to January 1995, he was employed as a Senior Accountant with the firm of Feldman Radin & Co., P.C.

         SHELDON E. MISHER has served as a director of the Company since the completion of the Company's initial public offering on June 2, 1998. Mr. Misher has been a partner in the law firm of Bachner, Tally, Polevoy & Misher LLP, New York, New York since 1971, and has over 35 years experience in the areas of corporate and securities law.

         CORNELIA ELDRIDGE has served as a director of the Company since October 1, 1998. Ms. Eldridge has been President of Eldridge Associates, Inc., a management consulting firm she founded in 1981. Ms. Eldridge currently serves on the board of directors of DE Frey, Inc., a financial services firm, SysComm, the largest assembler and reseller of IBM mid-range computers, and Sims Communications, a provider of intelligent POS terminals and software applications.

         In addition to the above executive officers and directors, the Company has retained the services of the following key employees.

         BILL BURBANK was appointed as Vice President-Sales and Marketing of the Company on October 14, 1998 and was originally hired in September 1998 as General Manager of Worldwide Corporate Accounts. Prior to joining the Company, Mr. Burbank spent two years as Vice President of Sales for The Automatic Answer, ranked as one of Inc. Magazine's "Fastest Growing Companies" in both 1996 and 1997. From January 1994 to July 1996 he was Vice President of Sales and Marketing for Voice Processing Solutions, Inc. From October, 1990 to December 1993, Mr. Burbank was General Manager of Bennett Communications/Cellular One which was acquired by AT&T Wireless Communications in August 1993. From June 1988 to September 1990, he was President of Allied Coordinated Trade Services, Inc., a sales and marketing firm retained by corporations in the 'power sports' industry.

         DAVID MAY was appointed as Vice President-Product Strategy and Development of the Company on June 15, 1998. Prior to joining the Company, Mr. May spent approximately 13 years at Nortel where he held leadership positions in the areas of business development, program management, and strategic marketing serving last as Director in the Wireless New Business Ventures unit, and prior to that as Director of Strategic Marketing and Business Development, involved in Nortel's public and private network speech recognition products. Prior to 1992 Mr. May held R&D management positions in Nortel Technology (previously Bell Northern Research). Mr. May holds several awarded and pending patents.

         The Company's officers are elected annually by the Company's Board of Directors and serve at the discretion of the Company's Board of Directors. The Company compensates each non-employee director $500 per meeting for attending meetings of the Board of Directors. In addition, directors will be reimbursed for expenses incurred in attending such meetings and will be indemnified against any claims arising out of his or her status as a director of the Company, including claims arising under federal and state securities laws. In addition, directors are eligible to receive options under the Company's 1997 Stock Option Plan.

         Mr. Ted Gordon, who served as a director of the Company beginning in October 1995, resigned as a director on November 5, 1998.

         During the year ended July 31, 1998, the Company's Board of Directors held meetings and took action by unanimous written consent a total of 12 times.

BOARD COMMITTEES AND RELATED INFORMATION

         The Compensation and Audit Committees were formed on July 15, 1998 after the Company's initial public offering. The Compensation Committee, comprised of Lawrence Cohen, Sheldon E. Misher and Cornelia Eldridge, will administer the Company's stock option plan and make recommendations to the full Board of Directors concerning compensation, including bonuses and incentive arrangements, of the Company's officers and key employees. The Audit Committee, comprised of Lawrence Cohen, Ted Gordon and Sheldon E. Misher, will review the engagement of the independent accountants and the independence of the accounting firm, as well as review the audit and non-audit fees of the independent accountants and the adequacy of the Company's internal accounting controls. The initial Audit Committee included Lawrence Cohen, Sheldon E. Misher and Ted Gordon. Mr. Gordon resigned as a director on November 5, 1998, and will be replaced by either Ms. Eldridge or another independent director upon election of a new director to replace Mr. Gordon. The Compensation and Audit Committees will be comprised of a majority of the independent directors.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's outstanding Common Stock to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by SEC regulation to furnish the Company with copies of all such reports they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with for the period which this proxy relates.


ITEM 10.          SUMMARY COMPENSATION TABLE

         The following table sets forth the aggregate compensation paid to Walt Nawrocki, Lawrence Cohen and Neal Bernstein (the "Named Executive Officers") by the Company. No other executive officer of the Company was paid a total annual salary and bonus for the fiscal year ended July 31, 1998 which was $100,000 or more.



                                                                                      SECURITIES             OTHER
NAME AND PRIN-                  FISCAL                                                UNDERLYING            ANNUAL
CIPAL POSITION                  YEAR              SALARY             BONUS              OPTIONS          COMPENSATION
--------------                  ------            ------             -----            ----------         ------------

Walt Nawrocki                   1998              $175,000              -0-               -0-                 -0-
President and                   1997              $175,000              -0-             200,000               -0-
Chief Executive                 1996               $14,583              -0-               -0-                 -0-
   Officer

Lawrence Cohen                  1998              $115,500              -0-               -0-                 -0-
Chairman                        1997               $67,375              -0-             100,000               -0-
                                1996                 -0-                -0-               -0-                 -0-

Neal Bernstein                  1998              $125,000              -0-               -0-                 -0-
Vice-President                  1997               $62,500              -0-             50,000                -0-


----------

EMPLOYMENT AGREEMENTS

         Effective December 21, 1997, the Company entered into three-year employment agreements with each of Walt Nawrocki, Lawrence Cohen and Neal Bernstein providing for base annual salaries of $175,000, $115,500 and $125,000, respectively. The employees may receive annual bonuses at the discretion of the Company, with bonuses to be determined by the Compensation and Audit Committee. No formula or criteria have been specifically determined. The agreements provide for severance equal to one year's salary in the event of (i) non-renewal of the agreement upon expiration other than for cause or (ii) a change of control of the Company as a result of which the employee is not retained by new management on a comparable basis. In addition, the agreements contain confidentiality provisions and 12-month post termination non-competition restriction which may be imposed by the Company provided the employee receives a lump sum payment equal to one year's salary within 30 days of termination of employment. Under Florida law, a court of competent jurisdiction may determine not to enforce such non-competition restrictions or partially enforce or modify such provisions.


OPTION GRANTS IN LAST FISCAL YEAR

         1997 STOCK OPTION PLAN

         The 1997 Stock Option Plan (the "Plan") provides for the grant of options to purchase up to 300,000 shares of Common Stock to employees, officers, directors, and consultants of the Company. Options may either be "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified options. Incentive stock options may be granted only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees of the Company.

         The Plan will be administered by the Board of Directors or a committee thereof, who determine, among other things, those individuals who shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock issuable upon the exercise of each option, and the option exercise price.

         The exercise price of an incentive stock option may not be less than the fair market value per share of Common Stock on the date the option is granted. The exercise price of a non-qualified option may be established by the Board of Directors. The aggregate fair market value (determined as of the date the option is granted) of Common Stock for which any person may be granted incentive stock options which first become exercisable in any calendar year may not exceed $100,000. No person who owns, directly or indirectly, at the time of the granting of an incentive stock option to such person, 10% or more of the total combined voting power of all classes of stock of the Company (a "10% Shareholder") shall be eligible to receive any incentive stock options under the Plan unless the exercise price is at least 110% of the fair market value of the shares of Common Stock subject to the option, determined on the date of grant. Non-qualified options are not subject to such limitation.

         Incentive stock options may not be transferred by an optionee other than by will or the laws of descent and distribution, and, during the lifetime of an optionee, the option will be exercisable only by the optionee. In the event of termination of employment other than by death or disability, the optionee will have no more than three months after such termination during which the optionee will be entitled to exercise the option, unless otherwise determined by the Board of Directors. Upon termination of employment of an optionee by reason of death or permanent and total disability, an optionee's options remain exercisable for one year thereafter to the extent such options were exercisable on the date of such termination. No similar limitation applies to non-qualified options.

         Options under the Plan must be issued within ten years from the effective date of the Plan, which is March 12, 1997. Incentive stock options granted under the Plan cannot be exercised more than ten years from the date of grant. Incentive stock options issued to a 10% Shareholder are limited to five year terms. Options granted under the Plan generally provide for the payment of the exercise price in cash and may provide for the payment of the exercise price by delivery to the Company of shares of Common Stock already owned by the optionee having a fair market value equal to the exercise price of the options being exercised, or by a combination of such methods. Therefore, if so provided in an optionee's options, an optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of his stock options with no additional investment other than the purchase of his original shares.

         Any unexercised options that expire or that terminate upon an employee's ceasing to be employed by the Company become available again for issuance under the Plan.

         The Plan may be terminated or amended at any time by the Board of Directors, except that the number of shares of Common Stock reserved for issuance upon the exercise of options granted under the Plan may not be increased without the consent of the shareholders of the Company.

         Options to purchase 241,850 shares of Common Stock have been granted pursuant to the Plan leaving a balance of 58,150 shares of Common Stock available for issuance. The Company issued options to purchase an aggregate of 207,350 shares of Common Stock on March 12, 1997 exercisable at $3.50 to $3.85 per share over a four-year term to two executive officers and other employees of the Company. Lawrence Cohen, the Company's Chairman of the Board, received options to purchase 100,000 shares of Common Stock exercisable at $3.85 per share during their four-year term. Neal Bernstein, the Company's Vice President
- Business Development, received options to purchase 50,000 shares of Common Stock. Tony Nawrocki, an employee and the adult son of Walt Nawrocki, the Company's President and Chief Executive Officer, received options to purchase 30,000 shares of Common Stock. Other employees also received options to purchase 27,350 shares of Common Stock exercisable at $3.50 per share during their four-year term. In addition, Martin Scott, the Company's Secretary and Treasurer, received options to purchase 5,000 shares of Common Stock of the Company on October 15, 1997 at an exercise price of $3.50 per share over their four-year term and an employee received options to purchase 15,000 shares of

Common Stock of the Company on December 15, 1997 at an exercise price of $5.00 per share over their four-year term. Such options are exercisable as to 50% of the options granted commencing one year following the date of grant and as to the remaining 50% of such options, commencing two years from the date of grant, except for Lawrence Cohen whose options are currently exercisable in their entirety. Subsequent to January 31, 1998, options to purchase 14,500 shares of Common Stock were granted to three consultants. Such options are exercisable at $7.00 per share, expiring in five years and vesting immediately.

         The Company intends to submit for shareholder approval at its 1998 Annual Meeting of Shareholders the 1998 Stock Option Plan ("1998 Plan"). Under the 1998 Plan, the Company will reserve an aggregate of 1,000,000 shares of Common Stock for issuance pursuant to options granted under the 1998 Plan. The 1998 Plan contains essentially the same terms and conditions as the existing Plan.

         OTHER OPTION GRANTS

         In addition to options granted pursuant to the Company's 1997 Stock Option Plan described above Registry Magic granted options in October 1996 to Walt Nawrocki, the President and Chief Executive Officer of the Company, to purchase 200,000 shares of Common Stock of the Company exercisable at $3.50 per share on or prior to October 20, 2001. At that time, the Company also issued options to purchase an aggregate of 100,000 shares of Common Stock to two employees of the Company, exercisable at $.50 per share on or prior to October 20, 2001. See "Management's Discussion and Analysis and Plan of Operation." In December 1996, the Company issued warrants to purchase 100,000 shares of Common Stock to the placement agent for the Company's private placement completed in December 1996. The warrants are exercisable at $5.00 per share (following adjustment) over their five year term and vested immediately. In addition, between March and July 1997, the Company granted options to purchase an aggregate of 19,500 shares of Common Stock to two consultants of the Company, exercisable at $3.50 per share during the five year term of such options. During the six months ended January 31, 1998, options to purchase 6,926 shares of Common Stock were granted to two consultants of the Company. Such options are exercisable at $3.50 to $5.00 per share, expiring in five years and vesting immediately.


         EXPENSES ASSOCIATED WITH OPTION GRANTS

         During the year ended July 31, 1997, $300,000 was charged to operations representing the difference between the market price of the stock and the exercise price of options to purchase a total of 100,000 shares of Common Stock on the date the options were granted to two employees of the Company. In addition, $4,500 was charged to operations for services received in exchange for the grant of options. During the year ended July 31, 1998, $75,366 was charged to operations in connection with the grant of options to three consultants to purchase a total of 21,426 shares of Common Stock.

AGGREGATED FISCAL YEAR END OPTION VALUE TABLE

         The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of July 31, 1998. No stock options were exercised by the Named Executive Officers during the period ended July 31, 1998. No stock appreciation rights were granted or are outstanding.



                           NUMBER OF UNEXERCISED OPTIONS                 VALUE OF UNEXERCISED IN THE MONEY
                                 HELD AT JULY 31, 1998                      OPTIONS AT JULY 31, 1998 (1)
                          -----------        -------------               -----------         -------------
NAME                      EXERCISABLE        UNEXERCISABLE               EXERCISABLE         UNEXERCISABLE
----                      -----------        -------------               -----------         -------------

Walt Nawrocki               200,000                 --                    $1,400,000            $      0

Lawrence Cohen              100,000                 --                      $665,000            $      0

Neal Bernstein               25,000             25,000                      $175,000            $175,000



--------------

(1) Dollar values are calculated based on the difference between the option exercise price and $10.50, the closing price of the Company's Common Stock on July 31, 1998, as reported by NASDAQ.

ITEM 11.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT


         The following table sets forth, as of November 5, 1998, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director and nominee for director, (iii) each Named Executive Officer (as defined herein), and (iv) all directors and executive officers as a group:


                                                            PERCENTAGE OF
                                                              OUTSTANDING
NAME AND ADDRESS OF                SHARES OF COMMON STOCK    SHARES BENEFI-
BENEFICIAL OWNERS(1)(2)              BENEFICIALLY OWNED      CIALLY OWNED(1)
-----------------------            ----------------------    ---------------

Lawrence Cohen (3) .................      1,800,000              30.4%

Walt Nawrocki(4) ...................        501,000               8.3%

Neal Bernstein (5) .................        326,000               5.6%

Ted Gordon .........................        320,000               5.5%

Harbor View Fund, Inc. (6) .........        340,000               5.8%
  488 Madison Avenue
  New York, New York 10019

Martin Scott(7) ....................         17,500                *

Sheldon Misher(8) ..................             --                 --

Cornelia Eldridge(9) ...............         40,000                *

All officers and directors
as a group (6 persons) .............      2,684,500              43.7%



----------

*        Less than 1%.

(1) Unless otherwise indicated below, the persons in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Proxy Statement upon the exercise of options. Each person's percentage of ownership is determined by assuming that any options held by such person have been exercised. As of October 23, 1998 there were 5,813,000 shares of Common Stock outstanding.

(2) Unless otherwise indicated below, the address of each person is c/o the Company at One South Ocean Boulevard, Suite 206, Boca Raton, Florida 33432.

(3) Includes (i) 100,000 shares of Common Stock underlying immediately exercisable options and (ii) 1,700,000 shares owned by Alliant. Alliant is wholly owned by East Ocean Limited Partnership, as to which Mr. Cohen is the general partner and members of Mr. Cohen's family are limited partners. Mr. Cohen disclaims beneficial ownership with respect to the limited partnership interests owned by members of his family. Does not include 340,000 shares beneficially owned by Harbor View Fund, Inc., as to which Mr. Cohen has voting control pursuant to a Voting Trust Agreement, as such shares must be voted in the same proportion as votes cast by the Company's other shareholders.

(4) Includes (i) 200,000 shares of Common Stock underlying immediately exercisable options and (ii) 300,000 shares owned by Mr. Nawrocki's wife. Mr. Nawrocki disclaims beneficial ownership of his wife's shares.

(5) Includes (i) 25,000 shares of Common Stock underlying immediately exercisable options and (ii) 300,000 shares owned by Mr. Bernstein's, wife. Mr. Bernstein disclaims beneficial ownership of his wife's shares.

(6) Harbor View Fund, Inc. ("Harbor View") is an entity controlled by Cori Orr, the wife of Kenneth Orr, the former principal of the placement agent for the Company's private offering completed in December 1996. Harbor View's holdings include (i) 100,000 shares underlying warrants originally issued to the placement agent in the aforementioned private offering, and (ii) 145,000 shares acquired by Sheldon Schwartz, Mrs. Orr's father, as to which she disclaims beneficial ownership. Harbor View and Mr. Schwartz have entered into a Voting Trust Agreement pursuant to which Lawrence Cohen, Chairman of the Board of the Company, has been granted the right to vote their shares in the same proportion as votes cast by the Company's other shareholders. A dispute exists as to the ownership of an aggregate of 240,000 of the shares beneficially owned by Harbor View and Mr. Schwartz. Based on supporting documentation reviewed by the Company and statements of Mr. and Mrs. Orr, the Company believes that the shares in question were assigned to Mr. Orr by Gregg Marcus in May 1997 in connection with a loan transaction. Mr. Marcus had acquired the shares from the Company in August 1996. In August 1997, Mr. Marcus submitted an affidavit of lost stock certificate to the Company pursuant to which the Company reissued the 240,000 shares to Mr. Marcus. The representations contained in the affidavit are inconsistent with certain transfer and assignment documentation subsequently supplied to the Company by Mr. and Mrs. Orr, and a lawsuit has been filed by Mrs. Orr against Mr. Marcus (whose counsel has advised the Company that he is a convicted felon) seeking, INTER ALIA, delivery of a formal stock power for the transfer. It is the Company's present position, based on the foregoing, that the 240,000 shares were validly transferred to Mr. Orr and that Mr. Marcus is not currently a beneficial shareholder of the Company. The Company subsequently instituted a legal action against Mr. Marcus seeking a pretrial declaration that would require Mr. Marcus to return to the Company his stock certificate. The Company has reached a tentative oral agreement with Mr. Marcus in which Mr. Marcus would place in escrow the certificate endorsing his shares pending the outcome of litigation between Mr. Orr and Mr. Marcus. See "Item 3. Legal Proceeding"

(7) Includes 2,500 shares of Common Stock underlying immediately exercisable options.

(8)      Address is 380 Madison Avenue, New York, New York 10017.

(9)      Address is 25 Broad Street, 17M, New York, New York 10004.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1996 and 1997, Lawrence Cohen contributed $25,959 and $3,500, respectively, to the capital of the Company. At that time he also advanced the Company $50,000 which bears interest at the rate of 6.5% per annum. This loan and related interest is payable on November 28, 1998 or on such date thereafter as the Company has cash flows from operations. In October and November 1996, Donna Cohen, Mr. Cohen's wife, advanced the Company a total of $50,000, which was repaid in December 1996 together with interest at the rate of 7% per annum.

         In November 1997, the Company issued 200,000 shares of its Common Stock to 1-800-REACH ME, LLC ("REACH ME") in consideration for a cash payment of $1,000,000 (net proceeds of $997,159). REACH ME, subsequently entered into a dealer agreement with the Company. REACH ME has certain demand and piggyback registration rights with regard to these shares of Common Stock that it acquired, and the Company will register the resale of such shares 12 months from the date hereof.

         All transactions between the Company and its officers, shareholders and each of their affiliated companies have been made on terms no less favorable to the Company than those available from unaffiliated parties. In the future, the Company intends to handle transactions of a similar nature on terms no less favorable to the Company than those available from unaffiliated parties. In addition, any forgiveness of loans must be approved by a majority of the Company's independent directors who do not have an interest in the transaction and who have access, at the Company's expense, to the Company's counsel or independent counsel.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

A.       EXHIBITS:

EXHIBIT
NUMBER                              DESCRIPTION

 1.1     Form of Underwriting Agreement(1)
 3.1     Articles of Incorporation, as amended(1)
 3.2     By-Laws(1)
 4.1     Form of Common Stock Certificate(1)

4.2      Form of Subordinated Promissory Note issued to private investors(1)
4.3      Promissory Note issued to Lawrence Cohen and addendum thereto(1)
4.4      Form of Representative's Warrants(1)
4.5 Form of Voting Trust Agreement with Harbor View Fund, Inc. and Sheldon Schwartz(1)
10.1     1997 Stock Option Plan(1)
10.2     Employment Agreement with Walt Nawrocki(1)
10.3     Employment Agreement with Lawrence Cohen(1)
10.4     Employment Agreement with Neal Bernstein(1)
10.5     Lease Agreements with Intervest - One Ocean Plaza L.P.(1)
10.5(a)  Lease Agreements with Intervest - One Ocean Plaza, L.P.(2)
10.6     Prepaid Royalty Agreement with Lernout & Hauspie Speech Products,
         Inc.(1)
10.7     Agreement with 1-800 REACH ME, LLC(1)
10.8     Phone Interactive Agreement(1)
10.9     Agreement with M.S. Management Associates, Inc.(1)
10.10    Licensing Agreement with International Business Machines Corporation(1)
10.11    Financial Advisory and Consulting Agreement(1)
10.12    Form of Lock-Up Agreement(1)
10.13    Indemnification Agreement(1)
10.14    Distribution and License Agreement with Veritel Corporation of
         America(2)
10.15 Master Software Joint Development Agreement with Veritel Corporation of America(2)
27.1     Financial Data Schedule(2)

----------


(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-47715) as filed with and declared effective by the Commission on May 28, 1998.
(2)      Filed herewith

B.       REPORTS ON FORM 8-K:

         None.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     REGISTRY MAGIC INCORPORATED


DATE: November 13, 1998              By:  /s/ Walt Nawrocki
                                         -------------------------------------
                                         Walt Nawrocki, Chief Executive Officer
                                         and President


           In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



DATE: November 13, 1998         /s/ Walt Nawrocki
                                -----------------------------------------------
                                Walt Nawrocki, Chief Executive Officer
                                and President, Director and Principal Executive
                                Officer



DATE: November 13, 1998         /s/ Lawrence Cohen
                                -----------------------------------------------
                                Lawrence Cohen, Director



DATE:
                                -----------------------------------------------
                                Sheldon Misher, Director



DATE: November 13, 1998         /s/ Cornelia Eldridge
                                -----------------------------------------------
                                Cornelia Eldridge, Director



DATE: November 13, 1998         /s/ Martin Scott
                                -----------------------------------------------
                                Martin Scott, Treasurer and Secretary
                                Principal Financial and Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBERS                    DESCRIPTION
-------                    -----------

10.5(a)  Lease Agreements with Intervest - One Ocean Plaza, L.P.

10.14    Distribution and License Agreement with Veritel Corporation of America

10.15 Master Software Joint Development Agreement with Veritel Corporation of America

27.1     Financial Data Schedule

                           REGISTRY MAGIC INCORPORATED


                                                                        CONTENTS




                                                                                                             PAGE
                                                                                                             ----

                  Report of Independent Certified Public Accountants                                         F-2

                  Balance Sheet                                                                              F-3

                  Statements of Operations                                                                   F-5

                  Statements of Shareholders' Equity                                                         F-6

                  Statements of Cash Flows                                                                   F-7

                  Notes to Financial Statements                                                              F-8




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Registry Magic Incorporated


We have audited the accompanying balance sheet of Registry Magic Incorporated, as of July 31, 1998 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Registry Magic Incorporated, as of July 31, 1998 and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.




Miami, Florida                                               BDO Seidman, LLP
October 16, 1998

                           REGISTRY MAGIC INCORPORATED


                                  BALANCE SHEET





                                                         JULY 31,
                                                           1998
                                                       -----------

ASSETS

Current assets:
     Cash and cash equivalents (Note 1) .........      $10,252,511
     Accounts receivable (Note 1) ...............          124,060
     Inventories ................................          238,494
     Other current assets .......................           43,621
                                                       -----------

Total current assets ............................       10,658,686

Property and equipment, net (Note 3) ............          337,209

Deferred patent costs ...........................           36,073

Other assets ....................................           21,092
                                                       -----------

                                                       $11,053,060
                                                       ===========



                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           REGISTRY MAGIC INCORPORATED


                                  BALANCE SHEET




                                                                  JULY 31,
                                                                    1998
                                                               ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                  $    708,896
     Notes payable - related party (Note 4)                          50,000
                                                               ------------

Total current liabilities                                           758,896
                                                               ------------

COMMITMENTS AND SUBSEQUENT EVENTS (NOTES 7 AND 9)

SHAREHOLDERS' EQUITY: (NOTES 2 AND 6)
     Preferred stock $.01 par value; 5,000,000
         shares authorized; no shares outstanding
     Common stock, $.001 par value; 30,000,000
         shares authorized; 5,813,000
         issued and outstanding                                       5,813
     Additional paid-in capital                                  14,013,881
     Deficit                                                     (3,725,530)
                                                               ------------

Total shareholders' equity                                       10,294,164
                                                               ============

                                                               $ 11,053,060
                                                               ============


                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           REGISTRY MAGIC INCORPORATED


                            STATEMENTS OF OPERATIONS




YEARS ENDED JULY 31,                                                  1998               1997
-----------------------------------------------------------------------------------------------

REVENUES:

Consulting fees                                                   $   367,975       $   344,944

Product sales                                                         517,135                --
                                                                  -----------       -----------

Total revenues (Note 1)                                               885,110           344,944
                                                                  -----------       -----------

Costs and Expenses:

Cost of sales                                                          59,527                --

General and administrative                                          1,531,317           770,283

Research and development                                            1,076,567           418,164

Royalty expense (Note 7)                                              500,000           500,000

Depreciation and amortization                                         101,284            36,357

Interest income, net of interest expense of $28,325 and
  $22,958 in 1998 and 1997, respectively                              (76,099)           (5,657)
                                                                  -----------       -----------

Total costs and expenses                                            3,192,596         1,719,147
                                                                  -----------       -----------

Net Loss                                                          $(2,307,486)      $(1,374,203)
                                                                  -----------       -----------

Weighted average shares outstanding (Note 1)                        4,216,836         3,625,200
                                                                  -----------       -----------

Net loss per common share (basic and diluted) (Note 1)            $      (.55)             (.38)
                                                                  ===========       ===========



                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           REGISTRY MAGIC INCORPORATED


                       STATEMENTS OF SHAREHOLDERS' EQUITY




                                                        COMMON STOCK          ADDITIONAL
                                                  ----------------------       PAID-IN
                                                   SHARES        AMOUNT         CAPITAL         DEFICIT          TOTAL
                                                  ---------   ------------    ------------   ------------    ------------

Balance at August 1, 1996                         3,325,000   $      3,325    $     25,959   $    (43,841)   $    (14,557)


Issuance of stock options to employees
     (Note 8)                                            --             --         300,000             --         300,000

Capital contributions (Note 6)                           --             --           3,500             --           3,500

Issuance of common stock for cash at
$3.50 per share net of offering
costs of $191,020 (Note 6)                          410,000            410       1,243,570             --       1,243,980

Issuance of stock options for services
     (Note 8)                                            --             --           4,500             --           4,500

Issuance of common stock for cash at
     $3.50 per share (Note 6)                        58,000             58         202,942             --         203,000

Net loss                                                 --             --              --     (1,374,203)     (1,374,203)
                                                  ---------   ------------    ------------   ------------    ------------

Balance at July 31, 1997                          3,793,000          3,793       1,780,471     (1,418,044)        366,220

Issuance of common stock for cash at
     $5.00 per share net of offering cost of        200,000            200         996,959             --         997,159
     $2,841 (Note 6)

Issuance of stock options for services
     (Note 8)                                            --             --          75,366             --          75,366

Issuance of stock in public offering,
net of offering costs of $2,032,095               1,820,000          1,820      11,161,085             --      11,162,905
(Note 2)

Net loss                                                 --             --              --     (2,307,486)     (2,307,486)
                                                  ---------   ------------    ------------   ------------    ------------

Balance at July 31, 1998                          5,813,000   $      5,813    $ 14,013,881   $ (3,725,530)   $ 10,294,164
                                                  =========   ============    ============   ============    ============



                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           REGISTRY MAGIC INCORPORATED


                            STATEMENTS OF CASH FLOWS



YEAR ENDED JULY 31,                                                                     1998                1997
-------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
   Net loss                                                                         $ (2,307,486)      $ (1,374,203)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                       101,284             36,357
     Stock option compensation expense                                                    75,366            304,500
     Increase in accounts receivable                                                    (118,920)            (5,140)
     Increase in inventories                                                            (238,494)                --
     Increase in other current assets                                                    (39,537)            (4,084)
     Increase in other assets                                                            (14,167)            (6,925)
     Increase in accounts payable and accrued expenses                                   673,295             22,137
     (Decrease) increase in deferred revenue                                            (237,500)           237,500
                                                                                    ------------       ------------

Net cash used in operating activities                                                 (2,106,159)          (789,858)
                                                                                    ------------       ------------

INVESTING ACTIVITIES:
   Purchase of equipment                                                                (301,848)          (116,525)
   Deferred patent costs                                                                 (18,226)           (13,824)
                                                                                    ------------       ------------

   Net cash used in investing activities                                                (320,074)          (130,349)
                                                                                    ------------       ------------

FINANCING ACTIVITIES:
   Borrowings from related party                                                              --             50,000
   Repayment to related party                                                                 --            (50,000)
   Stock subscription receivable                                                              --              1,479
   Payment of deferred loan costs                                                                           (47,764)
   Net proceeds from sale of common stock                                             12,160,064          1,450,480
   Notes payable - repayment                                                            (410,000)                --
   Notes payable-borrowing                                                                    --            410,000
                                                                                    ------------       ------------

Net cash provided by financing activities                                             11,750,064          1,814,195
                                                                                    ------------       ------------

Net increase in cash                                                                   9,323,831            893,988
Cash and cash equivalents - beginning of period                                          928,680             34,692
                                                                                    ------------       ------------

Cash and cash equivalents - end of period                                           $ 10,252,511       $    928,680
                                                                                    ============       ============

Supplemental disclosures:
   Cash paid for interest                                                           $     38,152       $     10,064
                                                                                    ============       ============

Common stock and options issued for services rendered                               $     75,366       $      3,500
                                                                                    ============       ============



                                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                           REGISTRY MAGIC INCORPORATED


                          NOTES TO FINANCIAL STATEMENTS


================================================================================

1.      SUMMARY OF SIGNIFICANT     ORGANIZATION AND BUSINESS
        ACCOUNTING POLICIES
                                   Registry Magic Incorporated (the "Company"), was incorporated on October 11, 1995
                                   (Inception). The Company is engaged in the development and marketing of proprietary applications software incorporating core speech recognition technology. The Company's products are designed to enable a user to perform tasks or retrieve information by speaking into a telephone or a computer in a natural conversational manner. The Company has developed voice recognition products that span the spectrum of applications areas from telephony to point-of-sale human interface solutions. The Company's offices are located in Boca Raton, Florida.

                                   PREPARATION OF FINANCIAL STATEMENTS

                                   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                   CASH EQUIVALENTS

                                   The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents include investments in money market accounts.

                                   CONCENTRATION OF CREDIT RISK AND RELIANCE ON
                                   CUSTOMERS AND SUPPLIERS

                                   The Company had cash balances at a financial institution in excess of insured limits by approximately $10,152,000.

                           REGISTRY MAGIC INCORPORATED


                          NOTES TO FINANCIAL STATEMENTS


================================================================================




                                   In 1998, one customer accounted for
                                   approximately 94% of total revenues and 100% of accounts receivable.

                                   Certain of the Company's products rely on special processing boards that are manufactured by one supplier. The loss of this supplier could have a material adverse impact on the Company.

                                   RESEARCH AND DEVELOPMENT COSTS

                                   Research and development costs incurred to establish the technological feasibility of computer software products are charged to operations as incurred.

                                   INVENTORIES

                                   Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

                                   PROPERTY AND EQUIPMENT

                                   Property and equipment is recorded at cost.
                                   Depreciation is calculated on a straight line basis over the estimated useful lives of the assets, which range from three to five years.

                                   DEFERRED PATENT COSTS

                                   Costs incurred in relation to patent
                                   applications are capitalized as deferred patent costs. If and when a patent is issued, the related patent application costs will be transferred to a patent account and amortized over the legal life of the patent. If it is determined that a patent will not be issued, the related patent application costs will be charged to expense at the time such determination is made.

                                   FAIR VALUE OF FINANCIAL INSTRUMENTS

                                   The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and notes payable. The carrying amounts of such financial instruments as reflected in the balance sheet

                           REGISTRY MAGIC INCORPORATED


                          NOTES TO FINANCIAL STATEMENTS


================================================================================



                                   approximate their estimated fair value as of July 31, 1998. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

                                   CAPITALIZED SOFTWARE COSTS

                                   Costs for developing computer software are capitalized when technological feasibility has been established for the computer software product. Capitalization of computer software costs is discontinued when the product is available for general release to customers and such costs are amortized on a product-by-product basis over the estimated lives of the products. There are no capitalized costs in the accompanying financial statements.

                                   REVENUE RECOGNITION

                                   Revenue from consulting services is
                                   recognized as services are provided. Revenue from the sale of software products is recognized at the time of sale and shipment of the product. Revenue from product development is recognized when development is complete.

                                   INCOME TAXES

                                   The Company accounts for income taxes
                                   pursuant to the provisions of FASB No. 109, "Accounting for Income Taxes," which requires, among other things, a liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company has had losses since inception and accordingly has not provided for income taxes. Realization of the benefits related to the net operating loss carryforwards may be limited in any one year due to IRS Code
                                   Section 382, change of ownership rules.

                           REGISTRY MAGIC INCORPORATED


                          NOTES TO FINANCIAL STATEMENTS


================================================================================



                                   NET LOSS PER COMMON SHARE

                                   In February 1997, the Financial Accounting
                                   Standards Board issued SFAS No. 128,
                                   "Earnings Per Share," which simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15, "Earnings Per Share." It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company adopted SFAS No. 128 in January 1998 and its implementation did not have an effect on the financial statements. EPS has been restated for all prior periods presented.

                                   Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each year.

                                   The Company's potentially issuable shares of common stock pursuant to outstanding stock purchase options and warrants, for fiscal years ended July 31, 1998 and 1997 (totaling 828,276 shares and 626,850 shares with prices ranging from $0.50 to $9.06 and $0.50 to $6.00, respectively) are excluded from the Company's diluted computation as their effect would be antidilutive to the Company's net loss per share.

                                   LONG-LIVED ASSETS

                                   In accordance with Financial Accounting
                                   Standards Board Statement of Financial
                                   Accounting Standards (SFAS) No. 121
                                   "Accounting for Impairment of Long-Lived
                                   Assets and for Long-Lived Assets to be
                                   Disposed of," the Company includes as a
                                   component of income from continuing
                                   operations before taxes on income, the
                                   impairment loss on assets to be held and gains and losses on assets expected to be disposed of. There was no impairment in 1998 or 1997.

                           REGISTRY MAGIC INCORPORATED


                          NOTES TO FINANCIAL STATEMENTS


================================================================================


                                   STOCK BASED COMPENSATION

                                   In October 1995, the Financial Accounting
                                   Standards Board issued SFAS No. 123,
                                   "Accounting for Stock Based Compensation."
                                   SFAS No. 123 establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt, for employee options the fair value based method but instead will disclose the pro forma effects of the calculation required by the statement.

                                   FUTURE ACCOUNTING PRONOUNCEMENTS

                                   Statement of Financial Accounting Standards
                                   No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                                   SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate the resources and in assessing performance.

                           REGISTRY MAGIC INCORPORATED


                          NOTES TO FINANCIAL STATEMENTS


================================================================================

                                   Both SFAS No. 130 and 131, issued in June
                                   1997, are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

                                   In June 1998, the Financial Accounting
                                   Standards Board Issued SFAS 133, ACCOUNTING
                                   FOR DERIVATIVE INSTRUMENTS AND HEDGING
                                   ACTIVITIES. SFAS 133 requires companies to recognize ALL derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative NOT designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

                                   Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard on August 1, 1999 to affect its financial statements.

2.  INITIAL PUBLIC
    OFFERING In June 1998, the Company completed a public offering of 1,820,000 shares of common stock. The Company received gross proceeds of $13,195,000 from this public offering. Costs associated with this transaction were $2,032,095.

                                   Proceeds of $410,000 from this offering were used to pay subordinate notes issued in connection with a private placement of securities.

                           REGISTRY MAGIC INCORPORATED


                          NOTES TO FINANCIAL STATEMENTS


================================================================================




3.   PROPERTY AND EQUIPMENT       The Company's property and equipment is
                                  summarized as follows:

                                  JULY 31, 1998
                                  --------------------------------------------

                                  Office equipment              $       65,618
                                  Computers                            359,761
                                  Leasehold improvements                10,660
                                  --------------------------------------------

                                                                       436,039
                                  Accumulated depreciation             (98,830)
                                  --------------------------------------------

                                                                $      337,209
                                  ============================================

4.   NOTES PAYABLE RELATED        Notes payable - related party is an unsecured
     PARTY                        $50,000 loan from an officer and director of
                                  the Company, bearing interest at a rate of 6.5% per annum and is payable on November
                                  28, 1998 or on such date thereafter as the Company has cash from operations.

5.   INCOME TAXES                 At July 31, 1998, the Company had a net
                                  operating loss carryforward (NOL) of
                                  approximately $2,075,000, which expires
                                  through 2013.

                                  The net deferred tax asset is comprised of the following at July 31, 1998:

                                  --------------------------------------------

                                  Deferred tax assets:
                                    Prepaid royalty expense            280,000
                                    Start up costs                     225,000
                                    Compensation                       113,000
                                    Net operating loss carryforward    781,000
                                  --------------------------------------------

                                                                     1,399,000
                                  --------------------------------------------

                                  Deferred tax liability:
                                    Depreciation                       (49,000)
                                  --------------------------------------------

                                  Net deferred tax asset             1,350,000
                                  Deferred tax asset valuation
                                   allowance                        (1,350,000)
                                  --------------------------------------------

                                  Net deferred tax asset
                                  ============================================

                           REGISTRY MAGIC INCORPORATED


                          NOTES TO FINANCIAL STATEMENTS


================================================================================



                                   Realization of any portion of the Company's deferred tax asset at July 31, 1998 is not considered to be more likely than not and accordingly a $1,350,000 valuation allowance has been provided.

6. SHAREHOLDERS' EQUITY            During 1997, the Company received $3,500 in
                                   additional capital contributions from its
                                   Chairman.

                                   In December 1996, the Company completed a private offering of securities. The Company received gross proceeds of $1,845,000 from this private offering. Costs associated with this transaction were $238,784. In connection with this offering, 410,000 shares of common stock were sold for $1,435,000 and $410,000 in subordinated notes were also sold. In addition, five year warrants to purchase 100,000 shares of common stock exercisable at $6.00 per share were granted to the investment banker. Subsequent to year end, the exercise price of these warrants was reduced to $5.00 per share.

                                   In January 1997, in connection with a private placement, the Company issued 58,000 shares of common stock, at $3.50 per share for cash of $203,000.

                                   In November 1997, in connection with a
                                   private placement, the Company issued 200,000 shares of common stock at $5.00 for cash consideration of $1,000,000. Costs associated with this transaction were $2,841.

                                   In June 1998 the Company completed a public offering of common stock (note 2).

7. COMMITMENTS                     a)   In December 1997, the Company entered
                                        into three year employment agreements
                                        with three of its executive-officers,
                                        which provide for aggregate base
                                        salaries totaling $415,500. In the event of a change of control of the Company, where the officers are not retained on a comparable basis by new management, the officers will receive lump sum payments equivalent to one year's salary. In addition, in the event of the non-renewal of the employment agreements, the officers will be entitled to the same lump sum payments.

                           REGISTRY MAGIC INCORPORATED


                          NOTES TO FINANCIAL STATEMENTS


================================================================================



                                  b)    On December 31, 1996, the Company
                                        entered into a licensing agreement with
                                        Lernout & Hauspie Speech Products N.V.
                                        ("L&H") which grants the Company the
                                        right to use a certain software object
                                        code in the development of its products
                                        in exchange for payment of certain
                                        amounts for royalties. The agreement
                                        runs for a term of four years and
                                        provides for the payment of percentage
                                        royalties and unit royalties as
                                        specified in the agreement. During 1998
                                        and 1997, the Company incurred $500,000
                                        and $500,000, respectively, of
                                        non-refundable royalties which were
                                        expensed.

                                  c) On December 8, 1997, the Company entered into a licensing agreement with L&H which grants L&H the right to use and market certain proprietary software developed by the Company in exchange for non-refundable payments of $450,000. The agreement may be terminated by either party after January 1, 2001 and provides for the payment of unit royalties as specified in the agreement.

                                  d)    The Company occupies premises under
                                        four operating leases. The facilities
                                        are leased for terms of one to three
                                        years with annual rental payments of
                                        approximately $72,000. Rent expense for
                                        1998 and 1997 aggregated approximately
                                        $49,000 and $10,000, respectively.
                                        Minimum guaranteed lease payments under
                                        these leases are as follows:


                                  ----------------------------------------------

                                  1999                            $    69,792
                                  2000                                 45,100
                                  2001                                 27,500
                                  ----------------------------------------------

                                                                  $   142,392
                                  ==============================================

8. STOCK BASED                    In March 1997, the Company adopted a Stock
   COMPENSATION                   Option Plan (the "Plan") under which
                                  300,000 shares of common stock are reserved for issuance upon exercise of stock based awards including, non-qualified stock options.
                                  The Plan is also authorized to issue
                                  short-term cash incentive awards. The Plan is administered by either the Board or such committees; officers and/or employees of the Company as the Board may so designate. The purchase price of each share of common stock purchased upon exercise of any option granted is as follows: (i) Incentive stock options shall be equal to or greater than the fair market value of the common stock

                           REGISTRY MAGIC INCORPORATED


                          NOTES TO FINANCIAL STATEMENTS


================================================================================



                                on the date of grant as required under Section 422 of the Internal Revenue Code, (ii) Options granted to 10% holders and designated by the plan administrator as incentive stock options shall be at least 110% of the fair market value of the common stock on the date of grant as required under Section 422 of the Internal Revenue Code, (iii) Non-employee director options shall be equal to or greater than the fair market value of the common stock on the date of the grant. Pursuant to the plan, options to purchase 241,850 and 207,350 shares of common stock exercisable at $3.50 to $7.00 and $3.50 to $3.85 have been granted as of July 31, 1998 and 1997, respectively. These options vest over terms up to five years from the grant date with expiration dates beginning in 2001. Included in the options granted as of July 31, 1998 were four-year options to purchase 14,500 shares at $7.00 which were granted to three consultants for general business services. These options were fully vested at date of grant. In connection with these grants, approximately $49,000 was charged to operations representing the difference between the market price of the stock and the exercise price of the options on the date the options were granted.

                                In addition, during 1998, five-year non-plan options to purchase 6,926 shares ranging at $3.50 were granted to two consultants for general business services. These options were fully vested at date of grant. In connection with these grants, approximately $26,000 was charged to operations representing the difference between the market price of the stock and the exercise price of the options on the date the options were granted.

                                During 1997, five-year non-plan options to purchase 4,500 shares at $3.50 were granted to a consultant for general business services and five-year non-plan options to purchase 300,000 shares ranging between $0.50 and $3.50 were granted to certain employees. These options were fully vested at date of grant. In connection with these grants, $300,000 was charged to operations representing the difference between the market price of the stock and the exercise price of the options on the date the options were granted and $4,500 was charged to operations representing the value of the

                           REGISTRY MAGIC INCORPORATED


                          NOTES TO FINANCIAL STATEMENTS


================================================================================



                                services provided. In 1997 four year non-plan options to purchase 15,000 shares at $3.50 were granted to an employee. These options vest over two years.

                                SFAS No. 123, Accounting for Stock-Based
                                Compensation, requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997: no dividend yield percent; expected volatility of .500 and 0.001, respectively; risk-free interest rates of 5.8% and 6.1%, respectively, and expected lives ranging between 4 and 5 years for the Plan and non-plan options.

                                Under the accounting provisions of SFAS No. 123, the Company's pro forma net loss and loss per share would have been:

                                YEAR ENDED JULY 31,                             1998            1997
                                -------------------------------------------------------------------------
                                Net loss
                                    As reported                             $  2,307,486    $ 1,374,203
                                    Pro forma                               $  2,328,956    $ 1,641,203

                                Net loss per common share
                                    As reported                             $       (.55)   $      (.38)
                                    Pro forma                               $       (.55)   $      (.45)


                           REGISTRY MAGIC INCORPORATED


                          NOTES TO FINANCIAL STATEMENTS


================================================================================


                                A summary of the status of the Company's fixed stock option plan and non-plan options as of July 31, 1998 and 1997, and changes during the years then ended is presented below:


                                YEAR ENDED JULY 31,                               1998                        1997
                                ----------------------------------------------------------------------------------------------
                                                                                       WEIGHTED-                   WEIGHTED-
                                                                                       AVERAGE                     AVERAGE
                                                                                       EXERCISE                    EXERCISE
                                                                          SHARES         PRICE        SHARES         PRICE
                                                                        ----------    -----------   -----------   ------------

                                Outstanding at beginning of year          526,850      $    3.00            --     $      --
                                Granted                                    41,426           5.27       526,850          3.00
                                Exercised                                      --             --            --            --
                                Forfeited                                      --             --            --            --
                                ----------------------------------------------------------------------------------------------

                                Outstanding at end of year                568,276           3.16       526,850          3.00
                                ----------------------------------------------------------------------------------------------
                                Options exercisable at year-end           485,101           3.06       404,500          2.80



                                YEAR ENDED JULY 31,                          1998           1997
                                ------------------------------------------------------------------

                                Weighted-average fair value of options granted
                                  during the year:
                                     Below market                       $    3.22      $    3.13
                                     At market                          $    2.34      $    0.74
                                     Above market                       $      --      $    0.70



The following table summarizes information about fixed stock options and non-plan options outstanding at July 31, 1998.


                                          OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                           --------------------------------------------------- -------------------------------------
                                                    WEIGHTED
                                  NUMBER             AVERAGE       WEIGHTED           NUMBER             WEIGHTED
           RANGE OF          OUTSTANDING           REMAINING        AVERAGE        EXERCISABLE           AVERAGE
           EXERCISE                   AT         CONTRACTUAL       EXERCISE             AT               EXERCISE
             PRICES              7/31/98                LIFE          PRICE          7/31/98                PRICE
      ------------------------------------------------------------------------     ---------------------------------

             $ 7.00               14,500           3.7 years         $ 7.00           14,500               $ 7.00
             $ 5.00               15,000           3.4 years         $ 5.00                -               $ 5.00
             $ 3.85              100,000           2.6 years         $ 3.85          100,000               $ 3.85
             $ 3.50              338,776           3.3 years         $ 3.50          270,601               $ 3.50
             $ 0.50              100,000           3.2 years         $ 0.50          100,000               $ 0.50






                           REGISTRY MAGIC INCORPORATED


                          NOTES TO FINANCIAL STATEMENTS


================================================================================



9.  SUBSEQUENT EVENT            On September 11, 1998, the Company settled both
                                the legal action which it initiated on April 3, 1998 against a former employee of the Company whose employment was terminated on such date and the counter-claim initiated by the former employee. Under the terms of the agreement, the former employee was permitted to retain the 20,000 shares of common stock and the option to purchase 90,000 shares of common stock, which had previously been granted to him.

                                On September 25, 1998, the Company entered into a licensing agreement with Veritel Corporation of America, Inc. which grants the Company the right to use a certain software object code in the development of its products in exchange for payment of certain royalties. The agreement runs for a term of three years. The Company has agreed to pay a total of $500,000 of which $200,000 was due and paid in September 1998 and $300,000, which is due on November 15, 1998.