Form 10QSB
period 1998-10-31
REGISTRY MAGIC INC
filed 1998-12-15
CIK 1022959

             Form 10QSB for REGISTRY MAGIC INC filed on Jul 13 1998

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended        October 31, 1998
                                         --------------------------------

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from                to
                                      -------------     --------------

                        Commission File Number: 0-24283

                          REGISTRY MAGIC INCORPORATED
-------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

               FLORIDA                                  65-0623427
-------------------------------------      ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

        One South Ocean Boulevard, Suite 206, Boca Raton, Florida 33432
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 367-0408
                        -------------------------------
                          (Issuer's telephone number)

-------------------------------------------------------------------------------
     (Former Name, former address and former fiscal year, if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X    No
                     ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes      No
                                                                  ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,813,000 shares of Common Stock as of December 10, 1998.

                           REGISTRY MAGIC INCORPORATED

                                      INDEX

PART 1.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Balance Sheets - October 31, 1998 (unaudited) and July 31, 1998

              Condensed Statements of Operations (unaudited) for the Three Months Ended October 31, 1998 and 1997

              Condensed Statements of Cash Flows (unaudited) for the Three Months Ended October 31, 1998 and 1997

              Notes to Condensed Financial Statements

Item 2.       Management's Discussion and Analysis and Plan of
              Operation

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds

Item 6.       Exhibits and Reports on Form 8-K

                           REGISTRY MAGIC INCORPORATED

                            CONDENSED BALANCE SHEETS

                                                                                        October 31,        July 31,
                                                                                           1998              1998
                                                                                       ------------      ------------
                                                                                       (unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents .....................................................     $  8,647,067      $ 10,252,511
   Accounts receivable ...........................................................          105,660           124,060
   Inventories ...................................................................          283,777           238,494
   Other current assets ..........................................................           58,824            43,621
                                                                                       ------------      ------------
              Total current assets ...............................................        9,095,328        10,658,686

Property and equipment, net ......................................................          436,669           337,209
Deferred patent costs ............................................................           36,484            36,073
Other assets .....................................................................           10,257            21,092
                                                                                       ------------      ------------
                                                                                       $  9,578,738      $ 11,053,060
                                                                                       ============      ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities ......................................     $    297,497      $    708,896
   Notes payable - related party .................................................           50,000            50,000
                                                                                       ------------      ------------
               Total current liabilities .........................................          347,497           758,896
                                                                                       ------------      ------------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares outstanding...................................................................
  Common stock, $.001 par value; 30,000,000 shares authorized; 5,813,000 and
    5,813,000 shares issued and outstanding respectively .........................            5,813             5,813
  Additional paid-in capital .....................................................       14,013,881        14,013,881
  Accumulated deficit ............................................................       (4,788,453)       (3,725,530)
                                                                                       ------------      ------------
               Total shareholders' equity ........................................        9,231,241        10,294,164
                                                                                       ------------      ------------
                                                                                       $  9,578,738      $ 11,053,060
                                                                                       ============      ============

           See accompanying notes to condensed financial statements.

                          Registry Magic Incorporated
                       Condensed Statements of Operations
                                  (Unaudited)

                                                            For the Three Months Ended
                                                                    October 31,
                                                           -----------------------------
                                                               1998             1997
                                                           ------------     ------------
Revenues:
  Consulting fees ...........................              $         --     $    113,384

  Product sales .............................                   282,038               --
                                                           ------------     ------------
    Total income ............................                   282,038          113,384

Costs and expenses:

  Cost of goods sold ........................                   103,696               --

  General and administrative ................                   749,458          220,012

  Research and development ..................                   372,121          188,794

  Royalty expense ...........................                   200,000               --

  Depreciation and amortization .............                    40,349           20,047

  Interest expense (income), net ............                  (120,663)              77
                                                           ------------     ------------
    Total costs and expenses ................                 1,344,961          428,930
                                                           ------------     ------------
    Net loss ................................              $ (1,062,923)    $   (315,546)
                                                           ============     ============
Weighted average shares
      outstanding ...........................                 5,813,000        3,793,000

Net loss per common share (basic and
      diluted) ..............................              $       (.18)    $       (.08)
                                                           ============     ============

           See accompanying notes to condensed financial statements.

                          REGISTRY MAGIC INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                For the
                                                           Three Months Ended
                                                              October 31,
                                                     ------------------------------
                                                         1998              1997
                                                     ------------      ------------
Operating Activities:
    Net Loss ...................................     $ (1,062,923)     $   (315,546)
    Adjustments to reconcile net loss to
      net cash in operating activities:
    Depreciation and amortization ..............           40,349            20,047
    Decrease in accounts receivable ............           18,400             5,140
    Increase in inventories ....................          (45,283)               --
    Increase in other current assets ...........          (15,203)           (3,836)
    Decrease in other assets ...................           10,835                --
    Decrease in accounts
      payable and accrued expenses .............         (411,399)          (16,526)
    Decrease in deferred revenue ...............               --           (12,500)
                                                     ------------      ------------
              Net cash used in operating
                activities .....................       (1,465,224)         (323,221)
                                                     ------------      ------------
Investing Activities:
    Purchase of equipment ......................         (139,809)          (50,811)
    Proceeds from sale of equipment ............               --             6,812
    Deferred patent costs ......................             (411)             (612)
                                                     ------------      ------------
              Net cash used in investing
               activities ......................         (140,220)          (44,611)
                                                     ------------      ------------
Financing Activities:
    Payment of deferred offering costs .........               --           (27,002)
                                                     ------------      ------------
              Net cash from financing activities               --           (27,002)
                                                     ------------      ------------
              Net decrease in cash .............       (1,605,444)         (394,834)

Cash beginning of period .......................       10,252,511           928,680
                                                     ------------      ------------
    Cash end of period .........................     $  8,647,067      $    533,846
                                                     ============      ============
    Supplemental disclosures:
    Cash paid for interest: ....................     $         76      $     17,945
                                                     ============      ============

            See accompanying notes to condensed financial statements.

                          Registry Magic Incorporated
                    Notes to Condensed Financial Statements
                                  (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended October 31, 1998 are not necessarily indicative of the results to be expected for the year ended July 31, 1999. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year end July 31, 1998.

2.       INVENTORIES

         Inventories are stated as the lower of cost or market. Cost is determined using the first-in first-out method.

3.       NET LOSS PER COMMON SHARE

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

4.       COMMITMENTS AND CONTINGENCIES

         The Company has entered into a Licensing Agreement and Distribution Agreement with Veritel Corporation. Such Agreements grant the Company rights to use certain software object code and source code in the development of its products in exchange of non-refundable payments totaling $500,000 for non-recurring engineering fees, derivative rights and distribution rights. As of October 31, 1998, the Company paid Veritel Corporation a total $200,000. The remaining $300,000 was paid in November, 1998.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

         THIS ANNUAL REPORT FORM 10-QSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-QSB, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES ANDASSUMPTIONS INCLUDING THOSE RISKS DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB AS WELL AS IN THIS REPORT ON FORM 10-QSB SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS WE INCLUDE IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE YOU THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.

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

         The Company's products and services, among other attributes, will
(i) substantially eliminate the need for touch-tone menus, (ii) allow for the automation of telephone systems internationally where touch-tone may not be prevalent, (iii) reduce operational costs by performing repetitive tasks of live employees and (iv) allow for the access of information from anywhere and at any time through speech. The Company's business strategy is to focus on products and pricing models that produce revenue on a transaction or recurring basis.

         While the Company is beginning to generate limited recurring revenues and licensing revenues, and anticipates increased revenues during its 1999 fiscal year, the Company's expenses continue to significantly exceed revenues currently and for the remainder of the current fiscal year. There can be no assurance that product installations, royalties or licensing will generate sufficient revenues to enable the Company to operate profitably during its 1999 fiscal year or thereafter.

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

         For the three months ended October 31, 1998, the Company sold $282,038 of computer software and hardware, of which $150,000 was received from a Development Agreement with Veritel Corporation as described hereafter. For the three months ended October 31, 1997, the Company had revenues of $113,384 as a result of the receipt of certain consulting fees during the period.

         The Company has entered into a Joint Development Agreement with Veritel Corporation to develop an interface to allow certain future Company Products to be bundled with Veritel products. Veritel Corporation has agreed to pay the Company a total of $500,000 for the development of such technologies. As of October 31, 1998, the Company has been paid a total of $150,000 of development fees, and such amounts have been recorded as revenue as of October 31, 1998.
















         During this 12-month period, the Company intends to focus its efforts on enhancing its Virtual Operator product and refining two of its telephone-based speech recognition prototypes, Virtual Dialer, and Virtual Assistant, which it intends to introduce during calendar 1999. It will also implement its sales and marketing program for further developing a marketing and sales network initially in North America and thereafter in Europe.

         During the initial three months of the current fiscal year, unit product sales have consisted solely of the Company's Virtual Operator product, and sales of its Virtual Operator product are expected to represent a substantial portion of it's the Company's unit product sales for the remainder of the 1999 fiscal year. Sales will be achieved initially through the Company's direct sales group in South Florida and its national account staff for companies and entities operating on a national basis. Thereafter sales are expected to be obtained through the Company's developing telecommunications dealer/interconnect network, telecom distributors employing their own distribution organizations, computer/CTI distributors and their networks of value added resellers and system integrators, and through NT Server based OEM partnerships.

     The Company has entered into distribution agreements with Several distributors and dealers for the Virtual Operator and is actively engaged in discussions for additional ones. Certain of these distributors and dealers have placed orders for their "in-house" units and are working with the Company's sales and marketing personnel to develop plans to promote the product to their customers.

     The Company initiated a pilot in South Florida for a Virtual Operator rental program and has begun to enter into agreements with end-users. Within the rental program, customers are provided a turnkey system including support and installation from the Company in exchange for a monthly rental fee. The Company is currently evaluating the expansion of this program to other geographic locations.

        For the three months ended October 31, 1998, cost of goods sold amounted to $103,696 on sales of $132,038, representing hardware costs associated with the Company's Virtual Operator. During the latter part of the quarter ending October 31, 1998, the Company reduced the product manufacturing cost of the Virtual Operator by approximately 60%. As a result, the Company has been able to lower significantly published dealer pricing. As a result of new technology and decreased manufacturing costs, the Company has reduced its published dealer pricing by approximately 50%. The Company believes that opportunities for product sales will increase as a result of such reduced pricing.

         General and administrative expense increased by $529,446 from $220,012 for the three months ended October 31, 1997 to $749,458 for the three months ended October 31, 1998. These increases were due to additional employees hired to begin marketing and selling the Virtual Operator, additional office support staff and increased legal and accountants fees incurred in connection with the Company's expanding activities and patent applications. The Company does not anticipate the level of general and administrative expense will increase substantially above the current level on a quarterly basis for the remainder of the current fiscal year.

         Research and development expenses for the three months ended October 31, 1998 were $ 372,121 compared to $ 188,794 for the three months ended October 31, 1997, an increase of $ 183,327. These increases were due to continued enhancement of the Company's Virtual Operator product, the development of other product and service prototypes, and expenses related to the Company's performance of development contracts. Research and development expenses incurred in the course of establishing technological feasibility of the Company's software applications have been charged to operations pursuant to Statement of Financial Accounting Standards ("SFAS") No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

         Royalty expenses for the three months ended October 31, 1998 were $200,000. These amounts represent a non-refundable payment to Veritel Corporation for non-recurring engineering fees for certain software object code and software source code for the development and distribution of personal computer software products that utilize speaker verification and file encryption technologies. The Company expensed such non-recurring engineering fees in the absence of any contracts for the sale of its products at the time of payment.

         Interest income for the three months ended October 31, 1998 amounted to $120,663 compared to interest expense of $77 for the three months ended October 31, 1997.The increase in interest income was due to the completion of the Company's Initial Public Offering and receipt of approximately $11,300,000 in net proceeds. Such funds are invested in money market accounts and high grade short-term corporate paper.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 1998 the Company had $8,647,067 in cash and cash equivalents. The Company does not have any available lines of credit. Since inception, and until completition of the Company's public offering in June 1998, the Company financed its operations through loans from the Company's Chairman and his wife and from private placements of both debt and equity. On June 2, 1998, the Company closed an initial public offering of Common Stock. The Company offered and sold 1,600,000 shares of Common Stock at an initial public offering price of $7.25 per share, raising proceeds, net of offering costs, of approximately $9,900,000. On June 26, 1998 the Company closed on the underwriting over-allotment. The Company sold an additional 220,000 shares of Common Stock at an initial public offering price of $7.25 per share, raising proceeds, net of offering costs of approximately $1,400,000

         Net cash used in operating activities increased by $1,142,003 from $323,221 for the three months ended October 31, 1997 to $1,465,224 for the three months ended October 31, 1998. Net cash used in operating activities primarily related to the Company's continued expansion of its research and development and sales and marketing efforts.

         Net cash used in investing activities during the three months ended October 31, 1998 and 1997 was $140,220 and $44,611 respectively. The expenditures primarily related to purchases of computer equipment and patent costs.

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

         Finally, the Company has established an internal workforce to coordinate solutions for the Year 2000 issue with a goal of having all its products Year 2000 compliant by the end of 1998. After evaluation of the responses from suppliers, which the Company anticipates to complete in the third quarter of fiscal 1999, the Company will prepare a contingency plan to mitigate such Year 2000 issues, if necessary.

         Through October 31, 1998, the Company has not incurred material expenses relating to Year 2000 compliance efforts and believes that the expenses associated with completing its Year 2000 compliance plans will not have a material adverse impact on the Company's operations. Internal and external expenses specifically associated with modifying internal-use software for the Year 2000 will be expensed as incurred. The Company's current estimates of the amount of time and expenses necessary to implement and test its computer systems are based on the facts and circumstances existing at this time. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal system or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

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

                           PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

         On June 2, 1998, the Company closed an initial public offering of Common Stock. The Company offered and sold 1,600,000 shares of Common Stock at an initial public offering price of $7.25 per share, raising proceeds, net of offering costs, of approximately $9,900,000. On June 26, 1998 the Company closed on the underwriting over-allotment. The Company sold an additional 220,000 shares of Common Stock at an initial public offering price of $7.25 per share, raising proceeds, net of offering costs of approximately $1,400,000. Supplementing the Company's previous disclosures, through the quarter ended October 31, 1998, the Company had used a portion of the proceeds received from its public offering completed in the final quarter of its 1998 fiscal year for the following purposes: approximately $575,000 for research and development, technical personnel and royalties on certain technologies (ii) approximately $454,000 for the expansion of the Company's marketing program and the addition of executive and other sales personnel (iii) approximately $295,000 for working capital purposes including payment of salaries to officers and employees and
(iv) approximately $140,000 for the purchase of property and equipment.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits required by item 601 of Regulation S-B

             The following exhibits are filed as part of this report:

             27.1  Financial Data Schedule

         (b) Reports on Form 8-K

             None.

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           REGISTRY MAGIC INCORPORATED


                                           By: /s/ Walt Nawrocki
                                              ---------------------------------
                                              Walt Nawrocki, President
                                              and Chief Executive Officer


                                           By: /s/ Martin Scott
                                              ---------------------------------
                                              Martin Scott, Secretary,
                                              Treasurer and Principal Financial
                                              and Accounting Officer

DATED: December 15, 1998