Form 10QSB
period 1999-01-31
REGISTRY MAGIC INC
filed 1999-03-22
CIK 1022959

             Form 10QSB for REGISTRY MAGIC INC filed on Jul 13 1998
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 1999
                                               -----------------
[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to __________

                         Commission File Number: 0-24283

                           REGISTRY MAGIC INCORPORATED
-------------------------------------------------------------------------------
       (Exact name of Small Business Issuer as specified in its Charter)

              FLORIDA                                65-0623427
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

         One South Ocean Boulevard, Suite 206, Boca Raton, Florida 33432
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 367-0408
                    ----------------------------------------
                          (Issuer's telephone number)

-------------------------------------------------------------------------------
      (Former Name, former address and former fiscal year, if changed since last Report.)

         Check mark whether the Issuer (1) has filed all reports required to befiled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during thepast 12 months (or for such shorter period that the registrant was required tofile such reports), and (2) has been subject to such filing requirements
forthe past 90 days. Yes X   No

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports requiredto be filed by Section 12, 13 or 15(d) of the Exchange Act after thedistribution of securities under a plan confirmed by a court. Yes No

                     APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classesof common equity, as of the latest practicable date: 5,813,000 shares of CommonStock as of March 12, 1999

                           REGISTRY MAGIC INCORPORATED

                                      INDEX

PART 1.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Balance Sheets - January 31, 1999 (unaudited) and
                     July 31, 1998

              Condensed Statements of Operations (unaudited) for the Three and
                     Six Months Ended January 31, 1999 and 1998

              Condensed Statements of Cash Flows (unaudited) for the Six
                     Months Ended January 31, 1999 and 1998

              Notes to Condensed Financial Statements

Item 2.       Management's Discussion and Analysis and Plan of
              Operation

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds

Item 6.       Exhibits and Reports on Form 8-K

                           REGISTRY MAGIC INCORPORATED
                            CONDENSED BALANCE SHEETS

                                             January 31, 1999     July 31, 1998
                                             ----------------     -------------
                                               (unaudited)

                               ASSETS
Current assets:
  Cash and cash equivalents .................  $ 7,087,349         $ 10,252,511
  Accounts receivable, net...................      701,517              124,060
  Inventories, net...........................      310,918              238,494
  Other current assets  .....................       47,444               43,621
                                               -----------         -----------
              Total current assets ..........  $ 8,147,228           10,658,686

Property and equipment, net  ................      492,796              337,209
Deferred patent costs .......................       38,789               36,073
Other assets ................................       10,906               21,092
                                               -----------          -----------
                                               $ 8,689,719          $11,053,060
                                               ===========          ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued
     liabilities ............................  $   512,726          $   708,896
   Notes payable - related party ............       50,000               50,000
                                               -----------          -----------
               Total current liabilities.....      562,726              758,896
                                               -----------          -----------

Shareholders' equity:
 Preferred stock, $.01 par value; 5,000,000
   shares authorized; no shares
   outstanding...............................
 Common stock, $.001 par value; 30,000,000
   shares authorized; 5,813,000 and
   5,813,000 shares issued and
   outstanding respectively..................        5,813                5,813
   Additional paid-in capital ...............   14,013,881           14,013,881
   Accumulated deficit  .....................   (5,892,701)          (3,725,530)
                                               -----------          -----------
             Total shareholders' equity .....    8,126,993           10,294,164
                                               -----------          -----------
                                               $ 8,689,719          $11,053,060
                                               ===========          ===========



           See accompanying notes to condensed financial statements.

                           REGISTRY MAGIC INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       For the Three Months          For the Six Months
                                                         Ended January 31,            Ended January 31,
                                                     ------------------------    --------------------------
                                                        1999          1998           1999           1998
                                                     -----------   ----------    -----------     ----------
Revenues:
  Consulting fees ..............................     $        --   $  225,000    $        --     $ 338,384
  Product sales ................................         788,523           --      1,070,562
                                                     -----------   ----------    -----------     ---------
    Total income ...............................         788,523      225,000      1,070,562       338,384

Costs and expenses:
  Cost of goods sold ...........................         228,954           --        332,649            --

  General and administrative ...................       1,020,231      311,736      1,769,686       531,748

  Research and development .....................         391,307      252,736        763,427       441,530

  Royalty expense ..............................         300,000           --        500,000            --

  Depreciation and amortization ................          49,039       23,742         89,388        43,789

Interest expense (income), net .................         (96,754)      (3,521)      (217,417)       (3,444)
                                                     -----------   ----------    -----------    ----------
        Total costs and expenses ...............       1,892,777      584,693      3,237,733     1,013,623
                                                     -----------   ----------    -----------    ----------
        Net loss ...............................     $(1,104,254)  $ (359,693)   $(2,167,171)   $ (675,239)
                                                     ===========   ==========    ===========    ==========
Weighted average shares
     outstanding ...............................       5,813,000    3,882,130      5,813,000     3,882,130
Net loss per common share (basic
     and diluted) ..............................     $      (.19)  $     (.09)   $      (.37)   $    (0.17)
                                                     ===========   ==========    ===========    ==========


              See accompanying notes to condensed financial statements.

                           REGISTRY MAGIC INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              For the
                                                         Six months ended
                                                           January 31,
                                               ---------------------------------
                                                   1999                  1998
                                               ------------           ----------
Operating Activities:
 Net loss ....................................   $(2,167,171)          $(675,239)
 Adjustments to reconcile net loss to
   net cash in operating activities:
 Depreciation and amortization ...............        89,388              43,789
 Stock option compensation                                                26,366
(Increase) decrease in accounts receivable ...      (577,457)              5,140
(Increase) in inventories ....................       (72,424)           (136,078)
(Increase) in other current assets ...........        (3,823)                --
Decrease (increase) in other assets ..........        10,186             (13,851)
(Decrease) increase in accounts
  payable and accrued expenses ...............      (196,170)            103,167
(Decrease) in deferred revenue ...............            --            (237,500)
                                                 -----------           ---------
              Net cash used in operating
                 activities ..................    (2,917,471)           (884,206)
                                                 -----------           ---------
Investing Activities:
    Purchase of equipment ....................      (244,975)           (117,390)
    Proceeds from sale of equipment ..........            --               6,435
    Deferred patent costs ....................        (2,716)             (5,237)
                                                 -----------           ---------
              Net cash used in investing
                 activities ..................      (247,691)           (116,192)
                                                 -----------           ---------
Financing Activities:
    Payment of deferred offering costs .......            --             (96,096)
    Net proceeds from sale of common stock....            --             997,159
                                                 -----------           ---------
            Net cash from financing activities            --             901,063
                                                 -----------           ---------
              Net decrease in cash ...........    (3,165,162)            (99,335)
Cash beginning of period .....................    10,252,511             928,680
                                                 -----------           ---------
    Cash end of period .......................   $ 7,087,349           $ 829,345
                                                 ===========           =========
    Supplemental disclosures:
    Cash paid for interest ...................   $        76           $  17,945
                                                 ===========           =========


            See accompanying notes to condensed financial statements.

                           REGISTRY MAGIC INCORPORATED
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month and six-month period ended January 31, 1999 are not necessarily indicative of the results to be expected for the year ended July 31, 1999. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-end July 31, 1998.

2.       ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

                                          January 31, 1999
                                          ----------------

         Trade accounts receivable            $776,517
         Allowance for doubtful accounts       (75,000)
                                              --------
                  Total                       $701,517
                                              ========

Included in accounts receivable at January 31, 1999 are $200,000 of trade receivable from Lernout and Hauspie Speech Products and $150,000 from Veritel Corporation as part of a Joint Development Agreement.

3.      INVENTORIES

Inventories are stated as the lower of cost or market. Cost is determined using the first-in first-out method.

                                            January 31, 1999
                                            ----------------

         Computer components                    $340,918
         Allowance for obsolescence              (30,000)
                                                --------
             Total                              $310,918
                                                ========
4.       NET LOSS PER COMMON SHARE

         In February 1997, the Financial Accounting Standards Board issued
SFAS No. 128, "Earnings Per Share," which simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15, "Earnings Per Share," It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company adopted SFAS No. 128 in January 1998 and its implementation did not have a material effect on the financial statements.

         Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each year.

         On February 1, 1999 the Company granted options to purchase 420,000 shares of the Company's common stock at an exercise price of $ 3.875 per share to directors and employees of the Company. The options have been granted at market value.

         The Company also granted options to purchase 119,600 shares of the Company's common stock at fair market value to certain employees, pursuant to commitment letters to such employees.

         The Company's potentially issuable shares of common stock pursuant to outstanding stock purchase options and warrants (totaling 1,207,876 with prices, ranging from $0.50 to $7.00) are excluded from the Company's diluted computation as their effect would be antidilutive to the Company's net loss per share.

5.       COMMITMENTS AND CONTINGENCIES

         The Company has entered into a Licensing Agreement and Distribution Agreement with Veritel Corporation. Such Agreements grant the Company rights to use certain software object code and source code in the development of its products in exchange for non-refundable payments totaling $500,000 for non-recurring engineering fees, derivative rights and distribution rights. As of January 31, 1999, the Company paid Veritel Corporation a total of $500,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

         THIS ANNUAL REPORT FORM 10-QSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-QSB, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING THOSE RISKS DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB AS WELL AS IN THIS REPORT ON FORM 10-QSB SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS WE INCLUDE IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE YOU THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

OVERVIEW

         Registry Magic(R) Incorporated commercializes speech recognition technologies through the design, development and marketing of proprietary intellectual property, products and services. The Company's products and technology available, or under development, allow a user to speak into a telephone or to a computer in a natural and conversational manner. In turn, these products listen, understand and respond by performing employee tasks, retrieving information or processing transactions.

         The Company's technologies, products and services, among other attributes, are designed to (i) substantially eliminate the need for telephone touch-tone menus, (ii) allow for the automation of telephone systems internationally where touch-tone technology may not be prevalent, (iii) reduce a company's operational expenses by performing repetitive employee tasks or improving employee productivity and (iv) extend the reach of the Internet, or other databases and applications, from any telephone without having to be in front of a personal computer or having personal computer skills.

         The Company's business strategy is to focus long-term on three distinct business areas. These business areas include (i) the marketing of products that reside at a customers location to produce revenue from the sale and support of the products, (ii) the marketing of technology to original equipment manufacturers to produce recurring royalty revenue from license fees and (iii) the provision of a variety of services, that utilize the Company's technologies and products, to produce revenue on a transaction or recurring basis based on usage. These business areas are referred to as (i) product sales, (ii) technology licensing and (iii) teleservices respectively.

         In the product sales business area, the Company has recently entered into national distribution or "teaming" agreements with Entex Information Services, Homisco/Voicenet, Inter-Tel Corporate, Lucent Technologies, Teleco as well as a number of regional dealers. Certain of these distributors and dealers have ordered or installed their "in-house" units and are working with the Company to educate and assist their sales organizations to develop plans to promote the product to their customers.

         In the technology licensing business area, the Company is in active discussions with telecommunication original equipment manufacturers (OEMs) to provide technology to "speech enable" their next generation of voicemail systems. In addition to recurring royalty revenue, it is the objective of the Company to receive attribution for the Company's Virtual Operator brand within the products of these OEMs.

         In the teleservices business area, the Company launched a service bureau offering referred to as Virtual Employee(R) Teleservices. To support this business, the Company has entered into a subcontracting agreement which allows the service bureau to process over one thousand calls simultaneously. The Company has begun to provide Virtual Employee(R) teleservices to Office Depot for catalog ordering and has begun to receive revenue on a transaction basis. Teleservices represents a minimal amount of the Company's current revenues. The Company is seeking to increase revenues from Internet based services in the future.

         Most recently, the Company has announced relationships with a number of industry leaders to assist with the development of the Company's future Internet related offerings. The Company is working with Microsoft Corporation and their new Web-based IVR technology that they intend to introduce in the future. The Company also announced it had joined, along with sixteen other companies, including Motorola, AT&T and Lucent Technologies, in an effort to create a standard for speech recognition for the Internet.

          While the Company is beginning to generate limited sales revenue and limited recurring royalty revenues, and anticipates continued increased revenues during its 1999 fiscal year, the Company's expenses will continue to exceed revenues for at least the remainder of the current fiscal year ending July 31, 1999. There can be no assurance that product sales, technology licensing or teleservices will generate sufficient revenues to enable the Company to operate profitably during its 1999 fiscal year or thereafter.

         The Company is subject to all of the risks inherent in the establishment of a new business enterprise in an emerging technology area. To address these risks, the Company must, among other things, continue to enhance its technologies and products, increase the number of key customer installations, enter into successful distribution arrangements, expand into the international market, respond to competitive developments, and attract, retain and motivate qualified executive and other personnel. Failure to achieve one or more of these goals could have material adverse effect upon the Company's business, operating results and financial condition.

RESULTS OF OPERATIONS

         Since its inception in October 1995, the Company's efforts have been principally devoted to research, development and design of products, marketing activities and raising capital.

         For the three months ended January 31, 1999, product sales were $788,523 as compared to $0 for the three months ended January 31, 1998, of which $150,000 was received from the Joint Development Agreement with Veritel Corporation. For the six months ended January 31, 1999 product sales were $1,070,562 as compared to $0 for the six months ended January 31, 1998, of which $300,000 was received from the Joint Development Agreement with Veritel Corporation as described hereafter.

         The Company entered into a Joint Development Agreement with Veritel Corporation to develop an interface to allow certain future Company products to be bundled with Veritel products. Veritel Corporation has agreed to pay the Company a total of $500,000 for the development of such technologies. As of January 31, 1999, the Company has a recorded total of $300,000 of development fees, of which $150,000 was recorded as revenue for the quarter ended January 31, 1999. Such amounts do not represent recurring revenue.

         The Company also entered into a Virtual Operator Site Licensing Agreement with Lernout & Hauspie Speech Products for $200,000. Such Licensing Agreement provides to Lernout & Hauspie the right to install and use the Virtual Operator software within an unlimited number of Lernout & Hauspie worldwide company locations. Such amounts have been recorded as product sales as of January 31, 1999, and do not represent recurring revenue.

         During this period, the Company intends to focus its efforts on enhancing its Virtual Operator product and refining two of its telephone-based speech recognition prototypes, Virtual Dialer(TM) and Virtual Assistant(TM), which it intends to introduce during calendar year 1999. It will also continue to implement its sales and marketing program for further developing distribution network initially in North America and thereafter in South America and Europe.

         During the initial six months of the current fiscal year, unit Product sales have consisted of the Company's Virtual Operator product, and sales of its Virtual Operator product are expected to represent a substantial portion of the Company's unit product sales for the remainder of the 1999 fiscal year. Sales will be achieved primarily through the Company's telecommunications dealer/interconnect network, telecom distributors employing their own distribution organizations, computer/CTI distributors and their networks of value added resellers and system integrators, and through NT Server Based Telecommunications OEM Licensing agreements.

         For the three months ended January 31, 1999, cost of goods sold amounted to $228,954 on sales of $788,523, representing hardware costs associated with the Company's Virtual Operator. For the six months ended January 31, 1999, cost of goods sold amounted to $332,649 on sales of $1,070,562, representing hardware costs associated with the Company's Virtual Operator. In the first part of the fiscal year, the Company reduced product-manufacturing cost of the Virtual Operator by approximately 60%. As a result of additional new technology and decreased manufacturing costs, the Company has reduced its published dealer pricing by approximately 50%. The Company believes that opportunities for product sales will increase as a result of such reduced pricing.

         General and administrative expense increased by $708,489 to $1,020,231 for the three months ended January 31, 1999 from $311,736 for the three months ended January 31, 1998. General and administrative expense increased by $1,237,938 to $1,769,686 for the six months ended January 31, 1999 from $531,748 for the six months ended January 31, 1998. These increases were due to additional employees hired to market and sell the Virtual Operator, additional office support staff and increased legal and accountants fees incurred in connection with the Company's expanding activities and patent applications. The Company does not anticipate the level of general and administrative expense will increase substantially above the current level on a quarterly basis for the remainder of the current fiscal year.

         Research and development expenses for the three months ended January 31, 1999 were $391,307 compared to $252,736 for the three months ended January 31, 1998, an increase of $ 138,571. Research and development expenses for the six months ended January 31, 1999 were $763,427 compared to $441,530 for the six months ended January 31, 1998, an increase of $ 321,897. These increases were due to continued enhancement of the Company's Virtual Operator product, the development of other product and service prototypes, and expenses related to the Company's performance of development contracts. Research and development expenses incurred in the course of establishing technological feasibility of the Company's software applications have been charged to operations pursuant to Statement of Financial Accounting Standards "SFAS" No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed".

         Royalty expenses for the three months ended January 31, 1999 were $300,000. Royalty expenses for the six months ended January 31, 1999 were $500,000. These amounts represent non-refundable payments to Veritel Corporation for non-recurring engineering fees for certain software object code and software source code for the development and distribution of personal computer software products that utilize speaker verification and file encryption technologies. The Company expensed such non-recurring engineering fees in the absence of any contracts for the sale of its products at the time of payment.

         Interest income net for the three months ended January 31, 1999 amounted to $96,754 compared to $3,521 for the three months ended January 31, 1998. Interest income for the six months ended January 31, 1999 amounted to $217,417 compared to interest income of $3,444 for the six months ended January 31, 1998.The increase in interest income was due to the completion of the Company's Initial Public Offering and receipt of approximately $11,300,000 in net proceeds. Such funds are invested in money market accounts and high grade short-term corporate paper.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 31, 1999, the Company had $7,087,349 in cash and cash equivalents. The Company does not have any available lines of credit. Since inception, and until completition of the Company's public offering in June 1998, the Company financed its operations through loans from the Company's Chairman and his wife and from private placements of both debt and equity. On June 2, 1998, the Company closed an initial public offering of Common Stock. The Company offered and sold 1,600,000 shares of Common Stock at an initial public offering price of $7.25 per share, raising proceeds, net of offering costs, of approximately $9,900,000. On June 26, 1998 the Company closed on the underwriting over-allotment. The Company sold an additional 220,000 shares of Common Stock at an initial public offering price of $7.25 per share, raising proceeds, net of offering costs of approximately $1,400,000

         Net cash used in operating activities increased by $2,033,265 to $2,917,471 from $884,206 for the six months ended January 31, 1998. Net cash used in operating activities primarily related to the Company's continued expansion of its research and development and sales and marketing efforts.

         Net cash used in investing activities during the six months ended January 31, 1999 and 1998 was $247,691 and $116,192 respectively. The expenditures primarily related to purchases of computer equipment and patent costs.

         Net cash from financing activities during the six months ended January 31, 1998 amounted to $901,063. The Company received net proceeds of $997,159 from the issuance of 200,000 shares of common stock at $5.00 per share. The Company incurred $96,096 of costs related to its initial public offerings during this period.

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

         Finally, the Company has established an internal workforce to coordinate solutions for the Year 2000 issue with a goal of having all its products Year 2000 compliant by the end of the third quarter of fiscal 1999. After evaluation of the responses from suppliers, which the Company anticipates to complete in the third quarter of fiscal 1999, the Company will prepare a contingency plan to mitigate such Year 2000 issues, if necessary.

         Through January 31, 1999, the Company has not incurred material expenses relating to Year 2000 compliance efforts and believes that the expenses associated with completing its Year 2000 compliance plans will not have a material adverse impact on the Company's operations. Internal and external expenses specifically associated with modifying internal-use software for the Year 2000 will be expensed as incurred. The Company's current estimates of the amount of time and expenses necessary to implement and test its computer systems are based on the facts and circumstances existing at this time. Nevertheless, achieving Year 2000 compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal system or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

YEAR 2000 IMPACT ON INTERNAL BUSINESS OPERATIONS

         The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administration functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000", some level of modification or even replacement of such source code or applications will be necessary. The Company is in the process of identifying the software applications that are not "Year 2000" compliant. Given the information known at this time about the Company's systems, coupled with the Company's ongoing efforts to upgrade or replace business critical systems as necessary, it is currently not anticipated that these "Year 2000" costs will have a material adverse impact on the Company's business, financial condition and results of operations. However, the Company is still analyzing its software applications and, to the extent they are not fully "Year 2000" compliant, there can be no assurance that the costs necessary to update software or potential systems interruptions would not have a material adverse effect on the Company's business, financial condition and results of operations.

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

         On June 2, 1998, the Company closed an initial public offering of Common Stock. The Company offered and sold 1,600,000 shares of Common Stock at an initial public offering price of $7.25 per share, raising proceeds, net of offering costs, of approximately $9,900,000. On June 26, 1998 the Company closed on the underwriting over-allotment. The Company sold an additional 220,000 shares of Common Stock at an initial public offering price of $7.25 per share, raising proceeds, net of offering costs of approximately $1,400,000. Supplementing the Company's previous disclosures, through the quarter ended January 31, 1999, the Company had used a portion of the proceeds received from its public offering completed in the final quarter of its 1998 fiscal year for The following purposes: approximately $1,263,000 for research and development, technical personnel and royalties on certain technologies (ii) approximately $1,770,000 for the expansion of the Company's marketing program and the addition of executive and other sales personnel (iii) approximately $245,000 for the purchase of property and equipment.

ITEM 5.  Other Information

         On February 1, 1999 the Company's Board elected Bruce S. Carlsmith and Dennis P. Wolf to be directors of the Company.

         Mr. Carlsmith is currently President of Sayre Consulting, a telecommunications consulting firm. From April 1995 until October 1998 he served as an industry analyst with NationsBanc Montgomery Securities. From April 1993 to April 1995 served as Director, Strategy and Planning with Pacific Telesis Video Services. Prior to Pacific Telesis, he was employed at the Boston Consulting Group.

         Mr. Wolf is currently the Co-President and Executive Vice President and Chief Financial Officer for Credence Systems Corporation, a leader in automatic test equipment used in the production of semiconductors. From December 1996 until March 1998 Mr. Wolf previously served as Vice President, Chief Financial Officer and acting Chief Executive Officer of Centigram Communications Corporation. Prior thereto, he held executive and management positions at Pyramid Technology, IBM, Apple Computer and Sun Microsystems.

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


                           REGISTRY MAGIC INCORPORATED



                                      By: /s/ Walt Nawrocki
                                          -------------------------------------
                                          Walt Nawrocki,
                                          President and Chief Executive Officer



                                      By: /s/ Martin Scott
                                          -------------------------------------
                                          Martin Scott,
                                          Secretary, Treasurer and Principal
                                          Financial and Accounting Officer



DATED: March 22, 1999