Form 10QSB
period 1999-04-30
REGISTRY MAGIC INC
filed 1999-06-10
CIK 1022959

             Form 10QSB for REGISTRY MAGIC INC filed on Jul 13 1998
                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 1999

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ______________ to ______________

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

      Check mark whether the Issuer (1) has filed all reports required to befiled by Section 13 or 15(d) of the Securities Exchange Act of 1934 during thepast 12 months (or for such shorter period that the registrant was required tofile such reports), and (2) has been subject to such filing requirements forthe past 90 days. Yes [X] No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports requiredto be filed by Section 12, 13 or 15(d) of the Exchange Act after thedistribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classesof common equity, as of the latest practicable date: 5,873,000 shares of CommonStock as of June 2, 1999

                           REGISTRY MAGIC INCORPORATED

                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets - April 30, 1999 (unaudited) and
         July 31, 1998

         Condensed Statements of Operations (unaudited) for the Three and Nine Months Ended April 30, 1999 and 1998

         Condensed Statements of Cash Flows (unaudited) for the Nine Months Ended April 30, 1999 and 1998

         Notes to Condensed Financial Statements

Item 2.  Management's Discussion and Analysis and Plan of
         Operation

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Item 6.  Exhibits and Reports on Form 8-K

                           REGISTRY MAGIC INCORPORATED
                            CONDENSED BALANCE SHEETS

                                                                              April 30, 1999    July 31, 1998
                                                                              --------------    -------------
                                                                               (unaudited)
                                     ASSETS

Current assets:
Cash and cash equivalents ..............................................      $  6,255,330       $ 10,252,511
Accounts receivable, net ...............................................           605,759            124,060
Inventories, net .......................................................           305,076            238,494
Other current assets ...................................................            38,110             43,621
                                                                              ------------       ------------
              Total current assets .....................................      $  7,204,275         10,658,686

Property and equipment, net ............................................           478,015            337,209
Deferred patent costs ..................................................            47,352             36,073
Other assets ...........................................................            12,630             21,092
                                                                              ------------       ------------
                                                                              $  7,742,272       $ 11,053,060
                                                                              ============       ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities .............................      $    512,800       $    708,896
  Notes payable - related party ........................................            50,000             50,000
                                                                              ------------       ------------
               Total current liabilities ...............................           562,800            758,896
                                                                              ------------       ------------
  Commitments and Contingencies

Shareholders' equity:
 Preferred stock, $.01 par value; 5,000,000
 shares authorized; no shares outstanding
 Common stock, $.001 par value; 30,000,000 shares authorized;
 5,873,000 and 5,813,000 shares issued and outstanding respectively ....             5,873              5,813
Additional paid-in capital .............................................        14,013,821         14,013,881
Accumulated deficit ....................................................        (6,840,222)        (3,725,530)
                                                                              ------------       ------------
               Total shareholders' equity ..............................         7,179,472         10,294,164
                                                                              ------------       ------------
                                                                              $  7,742,272       $ 11,053,060
                                                                              ============       ============


            See accompanying notes to condensed financial statements.

                          Registry Magic Incorporated
                       Condensed Statements of Operations
                                  (Unaudited)


                                                  For the Three Months Ended            For the Nine Months Ended
                                                            April 30,                            April 30,
                                                 -----------------------------       -----------------------------
                                                     1999              1998              1999              1998
                                                 -----------       -----------       -----------       -----------


Revenues:
  Consulting fees .........................      $        --       $    30,000       $        --       $   368,384
  Product sales ...........................          624,982           487,605         1,694,409           487,605
                                                 -----------       -----------       -----------       -----------
                        Total revenues ....          624,982           517,605         1,694,409           855,989
Costs and expenses:
  Cost of goods sold ......................          302,746            28,266           628,838            28,266
  General and administrative ..............          894,477           378,120         2,668,366           909,868
  Research and development ................          398,614           315,744         1,162,043           757,274
  Royalty expense .........................               --           200,000           500,000           200,000
  Depreciation and amortization ...........           52,369            26,984           141,757            70,773

Interest (income) expense, net ............          (74,485)            3,022          (291,903)             (422)
                                                 -----------       -----------       -----------       -----------
Total costs and expenses ..................        1,573,721           952,136         4,809,101         1,965,759
                                                 -----------       -----------       -----------       -----------
Net loss ..................................      $  (948,739)      $  (434,531)      $(3,114,692)      $(1,109,770)
                                                 ===========       ===========       ===========       ===========
Weighted average shares
  outstanding .............................        5,818,393         3,993,000         5,814,758         3,918,735
Net loss per common share (basic
  and diluted) ............................      $      (.16)      $      (.11)      $      (.54)      $      (.28)
                                                 ===========       ===========       ===========       ===========


            See accompanying notes to condensed financial statements.

                           REGISTRY MAGIC INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the
                                                                Nine Months Ended
                                                                   April 30,
                                                        -------------------------------
                                                            1999               1998
                                                        ------------       ------------
Operating Activities:
  Net loss .......................................      $ (3,114,692)      $ (1,109,770)
  Adjustments to reconcile net loss to
    net cash in operating activities:
  Depreciation ...................................           141,757             70,773
  Stock option compensation ......................                --             26,366
  (Increase) in accounts receivable ..............          (481,699)          (289,920)
  (Increase) in inventories ......................           (66,582)          (170,968)
  Decrease in other current assets ...............             5,511              1,957
  Decrease (increase) in other assets ............             8,462            (14,021)
  (Decrease) increase in accounts payable and
    accrued expenses .............................          (196,096)           350,226
  (Decrease) in deferred revenue .................                --           (237,500)
                                                        ------------       ------------
       Net cash used in operating activities .....        (3,703,339)        (1,372,857)
                                                        ------------       ------------
Investing Activities:
  Purchase of equipment ..........................          (282,563)          (139,448)
  Proceeds from sale of equipment ................                --              6,435
  Deferred patent costs ..........................           (11,279)            (7,948)
                                                        ------------       ------------
       Net cash used in investing
         activities ..............................          (293,842)          (140,961)
                                                        ------------       ------------

Financing Activities:
  Payment of deferred offering costs .............                --           (304,829)
  Net proceeds from sale of common stock .........                --            997,159
                                                        ------------       ------------
       Net cash from financing activities ........                --            692,330
                                                        ------------       ------------
       Net decrease in cash ......................        (3,997,181)          (821,488)

Cash beginning of period .........................        10,252,511            928,680
                                                        ------------       ------------
Cash end of period ...............................      $  6,255,330       $    107,192
                                                        ============       ============
Supplemental Disclosures:
Cash paid for interest ...........................      $         76       $     17,945
                                                        ============       ============



           See accompanying notes to condensed financial statements.

                           Registry Magic Incorporated
                    Notes to Condensed Financial Statements
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month and nine-month periods ended April 30, 1999 are not necessarily indicative of the results to be expected for the year ended July 31, 1999. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year end July 31, 1998.

2.       ACCOUNTS RECEIVABLE

         Accounts receivable consisted of the following:

                                           April 30, 1999


         Trade accounts receivable            $755,759
         Allowance for doubtful accounts      (150,000)
                                              --------
                  Total                       $605,759
                                              ========


3.       INVENTORIES

         Inventories are stated as the lower of cost or market. Cost is determined using the first-in first-out method.

                                            April 30, 1999

         Computer components                   $335,076
         Allowance for obsolescence             (30,000)
                                               --------
              Total                            $305,076
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

         On February 1, 1999 the Company granted options to purchase 420,000 shares of the Company's common stock at an exercise price of $3.875 per share to directors and employees of the Company. The options have been granted at fair market value.

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

         The Company's technologies, products and services, among other attributes, are designed to (i) substantially eliminate the need for telephone touch-tone menus, (ii) allow for the automation of telephone systems internationally where touch-tone technology may not be prevalent and, (iii) reduce a company's operational expenses by performing repetitive employee tasks or improving employee productivity.

          The Company's business strategy is to focus long-term on three distinct business areas. These business areas include (i) the marketing of products that reside at a customers location to produce revenue from the sale and support of the products, (ii) the marketing of technology to original equipment manufacturers to produce recurring royalty revenue from license fees and (iii) the provision of a variety of services, that utilize the Company's technologies and products, to produce revenue on a transaction or recurring basis based on usage. These business areas are referred to as (i) product sales,
(ii) technology licensing and (iii) teleservices, respectively.

         In the product sales business area, the Company has recently entered into national distribution or 'teaming' agreements with Entex Information Services, Homisco/Voicenet, Inter-Tel, Lucent Technologies, Tadiran Telecommunications, Teleco as well as a number of regional dealers. Certain of these distributors and dealers have ordered or installed their 'in-house' units, have resold units to end user customers, and are working with the Company to educate and assist their sales organizations to develop plans to promote the product to their customers.

         In the technology licensing business area, the Company announced that it is licensing an Application Programming Interface (API) for The Virtual Operator and is in active discussions with telecommunication original equipment manufacturers (OEMs) to provide technology to 'speech enable' their next generation of voicemail systems. In addition to recurring royalty revenue, it is the objective of the Company to receive attribution for the Company's Virtual Operator brand within the products of these OEMs.

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

         While the Company is generating limited sales revenue and limited recurring royalty revenues, and anticipates continued increased revenues during its 1999 fiscal year, there can be no assurance that product sales, technology licensing or teleservices will generate sufficient revenues to enable the Company to operate profitably during its 1999 fiscal year or thereafter.

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

         For the three months ended April 30, 1999, product sales were $624,982 as compared to $487,605 for the three months ended April 30, 1998. For the nine months ended April 30, 1999 product sales were $1,694,409 as compared to $487,605 for the nine months ended April 30, 1998.

 The Company intends to continue to focus its efforts on enhancing its Virtual Operator product and refining two of its telephone-based speech recognition prototypes, Virtual Dialer(TM) and Virtual Assistant(TM), which it intends to introduce during calendar year 1999. The Company will continue to implement its sales and marketing program for further developing distribution network initially in North America and thereafter in South America and Europe.

         During the initial nine months of the current fiscal year, unit product sales have consisted of the Company's Virtual Operator product, and sales of its Virtual Operator product are expected to represent a substantial portion of the Company's unit product sales for the remainder of the 1999 fiscal year. Sales will be achieved primarily through the Company's telecommunications dealer/interconnect network, telecom distributors employing their own distribution organizations, computer/CTI distributors and their networks of value added resellers and system integrators, and through NT Server Based Telecommunications OEM Licensing agreements.

         For the three months ended April 30, 1999, cost of goods sold amounted to $302,746 on sales of $624,982, representing hardware costs associated with the Company's Virtual Operator. For the nine months ended April 30, 1999, cost of goods sold amounted to $628,838 on sales of $1,694,409, representing hardware costs associated with the Company's Virtual Operator. In the first part of the fiscal year, the Company reduced product-manufacturing cost of the Virtual Operator by approximately 60%. As a result of additional new technology and decreased manufacturing costs, the Company has reduced its published dealer pricing by approximately 50%.

         General and administrative expense increased by $516,357 to $894,477 from $378,120 for the three months ended April 30, 1998. General and administrative expense increased by $1,758,498 from $909,868 for the nine months ended April 30, 1998 to $2,668,366 for the Nine months ended April 30, 1999. These increases were due to additional employees hired to market and sell the Virtual Operator, additional office support staff and increased legal and accountants fees incurred in connection with the Company's expanding activities. The Company does not anticipate the level of general and administrative expense will increase substantially above the current level on a quarterly basis for the remainder of the current fiscal year.

         Research and development expenses for the three months ended April 30, 1999 were $398,614 compared to $315,744 for the three months ended April 30, 1998, an increase of $82,870. Research and development expenses for the nine months ended April 30, 1999 were $1,162,043 compared to $757,274 for the nine months ended April 30, 1998, an increase of $404,769. These increases were due to continued enhancement of the Company's Virtual Operator product, the development of other product and service prototypes, and expenses related to the Company's performance of development contracts. Research and development expenses incurred in the course of establishing technological feasibility of the Company's software applications have been charged to operations pursuant to Statement of Financial Accounting Standards

"SFAS" No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

         Royalty expenses for the three months ended April 30, 1999 were $0 as compared to $200,000 for the three months ended April 30, 1998. Royalty expenses for the nine months ended April 30, 1999 were $500,000 as compared to $200,000 for the nine months ended April 30, 1998. These amounts represent non-refundable payments on royalties to use certain speech recognition engine technologies and text to speech technologies and for non-recurring engineering fees for certain software object code and software source code for the development and distribution of software products that utilize speaker verification and file encryption technologies. The Company expensed such non-recurring engineering fees in the absence of any contracts for the sale of its products at the time of payment.

         Interest income net for the three months ended April 30, 1999 amounted to $74,485 compared to ($3,022) of interest expense net for the three months ended April 30, 1998. Interest income for the Nine months ended April 30, 1999 amounted to $291,903 compared to interest income of $422 for the Nine months ended April 30, 1998. The increase in interest income was due to the completion of the Company's Initial Public Offering and receipt of approximately $11,300,000 in net proceeds. Such funds are invested in money market accounts and high grade short-term corporate paper.

LIQUIDITY AND CAPITAL RESOURCES

         As of April 30, 1999, the Company had $6,255,330 in cash and cash equivalents. The Company does not have any available lines of credit. Since inception, and until completion of the Company's public offering in June 1998, the Company financed its operations through loans from the Company's Chairman and his wife and from private placements of both debt and equity. On June 2, 1998, the Company closed an initial public offering of Common Stock. The Company offered and sold 1,600,000 shares of Common Stock at an offering price of $7.25 per share, raising proceeds, net of offering costs, of approximately $9,900,000. On June 26, 1998 the Company closed on the underwriting over-allotment. The Company sold an additional 220,000 shares of Common Stock at an offering price of $7.25 per share, raising proceeds, net of offering costs of approximately $1,400,000.

         Net cash used in operating activities increased by $2,330,482 to $3,703,339 for the nine months ended April 30, 1999 from $1,372,857 for the nine months ended April 30, 1998. Net cash used in operating activities primarily related to the Company's continued expansion of its research and development and sales and marketing efforts.

         Net cash used in investing activities during the nine months ended April 30, 1999 and 1998 was $293,842 and $140,961 respectively. The expenditures primarily related to purchases of computer equipment and patent costs.

         Net cash from financing activities during the nine months ended April 30, 1998 amounted to $692,330 and $0 for the nine months ended April 30, 1999.

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

         Finally, the Company has established an internal workforce to coordinate solutions for the Year 2000 issue with a goal of having all its products Year 2000 compliant by the end of 1999. After evaluation of the responses from suppliers, which the Company anticipates to complete in the fourth quarter of fiscal 1999, the Company will prepare a contingency plan to mitigate such Year 2000 issues, if necessary.

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

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

         On May 28, 1998, the Company closed an initial public offering of Common Stock. The Company offered and sold 1,600,000 shares of Common Stock at an offering price of $7.25 per share, raising proceeds, net of offering costs, of approximately $9,900,000. On June 26, 1998 the Company closed on the underwriting over-allotment. The Company sold an additional 220,000 shares of Common Stock at an offering price of $7.25 per share, raising proceeds, net of offering costs of approximately $1,400,000. Supplementing the Company's previous disclosures, through the quarter ended April 30, 1999, the Company had used a portion of the proceeds received from its public offering completed in the final quarter of its 1998 fiscal year for The following purposes: approximately $1,662,000 for research and development, technical personnel and royalties on certain technologies (ii) approximately $2,668,000 for the expansion of the Company's marketing program and the addition of executive and other sales personnel (iii) approximately $283,000 for the purchase of property and equipment.

     On April 23, 1999 a transferee of the Company's prior placement agent exercised warrants to purchase 100,000 shares of common stock at $5.00 per share. Such warrants were exercised as part of a cashless exercise and as such they received 60,000 shares of the Company's common stock.

ITEM 5.  Other Information

         On June 7, 1999, Mr. Neal Bernstein, the Company's Vice President in charge of Business Development and Marketing resigned.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits required by item 601 of Regulation S-B

             The following exhibits are filed as part of this report:

             27.1  Financial Data Schedule

         (b) Reports on Form 8-K

             None.

                                 SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934,the Company has duly caused this report to be signed on its behalf by theundersigned thereunto duly authorized.

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



DATED: June 10, 1999