Form 10KSB40
period 1999-07-31
REGISTRY MAGIC INC
filed 1999-11-15
CIK 1022959

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the fiscal year ended July 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24283

                           REGISTRY MAGIC INCORPORATED
                 (Name of Small Business Issuer in Its Charter)

FLORIDA                                                   65-0623427
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

                            ONE SOUTH OCEAN BOULEVARD
                                    SUITE 206
                            BOCA RATON, FLORIDA 33432
                            -------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (561) 367-0408
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Securities Exchange Act of
1934:

         Title of Each Class           Name of Each Exchange on Which Registered
         -------------------           -----------------------------------------

                  NONE                                   NONE

Securities registered under Section 12(g) of the Securities Exchange Act of
1934:

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                     ---------------------------------------
                                (Title of Class)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for the year ended July 31, 1999 $2,453,285.

State the aggregate market value of the voting stock held by non-affiliates of the registrant on November 1, 1999 computed by reference to the closing bid price of the Registry Magic Incorporated Common Stock as reported by NASDAQ on that date ($2.0625): $6,786,460

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of November 1, 1999, was 5,355,405.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

         Registry Magic(R), (the "Company") was organized to design, develop, commercialize and market proprietary products and services that exploit recent advances in speech recognition technologies. The products currently offered or under development by the Company have the objective to enable a user to speak into a telephone or to a computer in a natural conversational manner and, in turn, have the product listen, understand and respond by performing tasks or retrieving information.

         The Company's initial product is the Virtual Operator(TM), a speech driven auto-attendant and call routing turnkey product, that has received a number of industry awards including "Product of the Year 1997" by both CTI MAGAZINE and TELECONNECT MAGAZINE, "Best of Show" at the 1998 CT Expo and included in the Smithsonian's permanent collection of Information, Technology and Society. This product is generating limited sales for the Company and is being marketed and installed through both independent resellers and a direct sales force. In addition to product sales, the Company is also seeking to license its proprietary speech driven products to telephone switch and voice-mail manufacturers, among others, on an original equipment manufacturer ("OEM") basis.

         The Company has entered into a Virtual Employee(R) service agreement with Office Depot Corporation to handle a specific category of incoming calls to their call center which is generating revenue, on a per transaction basis, to the Company.

         The Company has started to generate limited revenues and anticipates increased revenues during its 2000 fiscal year. The Company's expenses continue to significantly exceed its current revenues. There can be no assurance that the Company will generate sufficient revenues to enable the Company to operate profitably during its 2000 fiscal year or thereafter.

         The Company's goal is to continue to develop and refine its speech recognition products and services by adding additional functionality and foreign language understanding to enable users to easily access computer automated transactions via a telephone or PC without the need for extensive touch-tone menus or computer proficiency while providing customers with cost-saving benefits.

         The Company is currently marketing its initial products on a stand-alone basis through independent reseller channels and a direct sales force. The Company has also established alliances with manufacturers to license the Company's proprietary software products in their own products on an OEM basis.

INDUSTRY BACKGROUND

         While various types of speech recognition technology have existed for several years and the number of commercially available speech-enabled products continue to grow, until recently, speech recognition technology and products have been deficient and costly, thereby limiting widespread acceptance. Historically, emphasis in the speech recognition industry has been placed on the development of core speech recognition engine technology, rather than on the development of speech recognition applications technology. The speech recognition engine is the core technology upon which various applications are based. Major companies, including IBM, Dragon Systems, Inc., Lernout & Hauspie Speech Products, N.V., Philips, Fonix, and Lucent, have spent vast sums of money over the last quarter century in developing core engine technology, but have, for the most part, relegated developing applications to others.

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

STRATEGY

         The Company's overall goal is to exploit existing speech engine technology to create advanced speech recognition products and services for commercial applications. This technology, among other attributes, will (i) substantially eliminate the need for touch-tone menus, (ii) allow for the automation of telephone systems in international locations where touch-tone systems may not be prevalent, (iii) reduce operational costs by performing repetitive tasks of live employees, and (iv) allow for the access of information from any location and at any time through speech prompting.

VIRTUAL OPERATOR PRODUCT STRATEGY:

         Until now, the Company has marketed the virtual Operator in two variations, the Virtual Operator, and Virtual Operator Enterprise Edition. The Enterprise Edition differs from the standard Virtual Operator by virtue of its ability to recognize up to 10,000 names while the standard edition is limited to 500-1,000 names (depending on how many nicknames are included). The two products also differ slightly in how they prompt the caller for the desired party's name.

         The Company has recently undertaken a review of its product strategy and is developing product variations that differ along price and functionality. The variations will include a revised Virtual Operator, an enhanced Enterprise Edition, and a customizable version with a modular set of features suitable for a variety of vertical markets.

         The Company will retain the current Virtual Operator but will build and maintain a standard library of names to reduce the expense of installing and tuning each individual installation. This will reduce the Company's costs and further help the Company's dealer base.

         The Virtual Operator Custom product is aimed at vertical markets, which the Company believes represent particularly appropriate customers, where both telephone usage and the change in extension numbers are high. The Company has developed proprietary technology which allows automatic updates of the Virtual Operator database from computer databases from the customer's admission software or property management software. This eliminates the need for any manual name insertion.

         The Company is also rewriting the code of the Virtual Operator in such a way as to be independent of the underlying engine technology. In this way, the product can always use "best of breed" technology.

CONTENT ACCESS PRODUCT STRATEGY:

         The Company believes that the rapid rise of the Web together with the large and growing number of cellular and PCS mobile phone users represents a significant opportunity. The Company intends to develop applications, both in cooperation with partners and on its own, that allow mobile and fixed phone users to access information, conduct transactions, and retrieve data from databases through speech commands.

         Access to the Web has traditionally been the domain of PCs , and the PC's multi-media capability still makes it the ideal tool for access to Web content that is graphical or media-rich. However, ours is an increasingly mobile society, and users will want access to information while they are away from their PCs. There are two ways to do this: small-screen devices and voice.

         There is an increasing amount of activity in the area of wireless, mobile Internet access. Sprint PCS, for example, has released a commercial product with a new phone. There is widespread acceptance of a single standard for this purpose, called the WAP, or Wireless Access Protocol. This enables content providers to re-design their content for small screen devices.

         However, these devices will have some limits. The screen itself will be small, because customers like small physical size for their phones. They tend to be two-handed devices that require the user to use one hand to hold it and one to operate a stylus or button to make selections. Being visual devices, they demand that the user actually look at them in order to use them.

         A voice interface gets around many of these restrictions, although it clearly adds others. In many ways, a voice interface is the most natural and intuitive way to access information. It mimics something we do every day. And a voice interface allows a caller to keep more attention to driving, or performing other tasks.

         The Company believes that a voice interface has a significant place as a third means of accessing databases or conducting commerce. Neither a PC, nor a PDA (Personal Digital Assistant), nor a phone is perfect for every application. Ordering food over a PC, for example, has not taken off partly because the process is simple enough that a PC inserts more over-head in the process than it takes away in convenience.

         In light of all this, it is the Company's intention to develop and market software systems that will allow businesses to offer access to information and transactions via a voice interface. Vertical markets may include the travel industry (e.g. hotels and car rentals), the financial products industry (stock prices, portfolio valuations), or the fast food industry (pizza and other food ordering).

         As the number and kind of applications available via a voice interface grow, the Company will be in a position to offer a collection of services via a speech portal. Such a portal would allow a caller to select from a range of services, all by asking for them via a voice interface.

         The Company will build its Content Access business in several ways:

         o Speech recognition software: The Company is building modules of software to do the commonly required tasks associated with voice recognition: e.g. separating the meaningful words from extraneous words.

         o Systems integration services: Most customers will require a certain amount of assistance in implementing speech recognition solutions into their larger information technology departments.

         o Value-added software: To the extent that the Company can develop core modules of value-added software, such as a library of names in the case of the Virtual Operator, it will be able to capture better margins and deeper customer relationships.

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

         PRODUCTS AVAILABLE OR UNDER DEVELOPMENT

         The Company believes that because of its universality, the telephone offers a particularly effective means for information retrieval, transactions and messaging. While in the United States interactive voice response telephone systems using touch-tone input have enjoyed considerable success in automating a variety of transactions, users often find that using touch-tone telephone menus, which require a user to push different buttons based upon a series of commands, tend to be inefficient and frustrating. The limitations for touch-tone input for more complex and varied transactions are significant and provide a strong opportunity for speech driven products. Furthermore, outside North America, many telephone systems are still rotary-driven, which precludes touch-tone telephone application capability. The recent deregulation of the telecommunication market in the European Union ("EU"), however, is expected to result in telecommunication products and services becoming more competitive. The Company believes it is well positioned to compete in the overseas market based on its prior experience in developing multi-lingual voice recognition products. In light of the foregoing and as a result of better applications and advances in speech recognition technologies, management believes that the exploitation of speech driven applications in the telephony market will increase. Accordingly, the Company has determined to focus its initial development efforts primarily on telephone products and services.

         VIRTUAL OPERATOR(R). The Company's first stand-alone product is a speech driven auto-attendant that enables a caller to request connection to a person or department by speaking into a telephone in a natural manner. A caller does not need to remember the extension of the person or department to whom the caller wishes to speak, and the caller is not required to enter touch-tones to transfer to a desired department. Additionally, a caller can interrupt a prompt at any time and state the caller's request without waiting for the prompt to finish. The Company believes that this product can be successful in the international market, where it can automate telephone systems that do not support touch-tone. Depending on individual configuration, the Virtual Operator has the ability to answer up to twelve calls at once without placing a caller on-hold, and function seven days a week, twenty-four hours a day.

         A product prototype of the Virtual Operator won a Best-of-Show Award at the Computer Technology Expo 1997, a major trade show for products and services using computer telephone solutions that was held in Los Angeles in March 1997. The Virtual Operator was also named "Product of the Year" for 1997 by both TELECONNECT MAGAZINE and CTI MAGAZINE, leading trade publications for telephone equipment dealers, and "Best of Show" at the 1998 CT Expo. In March 1998, the Virtual Operator was included in the Smithsonian's permanent collection of Information, Technology and Society.

         The Company has begun customer installations of its Virtual Operator and is generating limited sales revenue from customers within a wide variety of industries. The Virtual Operator is sold to dealers or directly to end-users.

          VIRTUAL EMPLOYEE(R). Available as an outsourced service bureau through a strategic alliance with Phone Interactive Corporation, this service is designed to handle selected incoming calls to call centers and produce transaction revenue to the Company. The Company has entered into a Service Agreement with Office Depot.

         CONTENT AND COMMERCE ACCESS. The Company has begun to develop applications that enable individuals to access information and conduct transactions using voice as an interface. The information accessed is often, but by no means always, the same as on the Web site. These applications are aimed at Internet content providers, e-commerce companies, and brick-and-mortar retailers who wish to extend their distribution channel to include a voice interface.

DISCONTINUED PRODUCTS

The Company has previously developed prototypes of the following products, but does not plan further development of these products at this time.

         VIRTUAL DIALER. The Company has ceased its beta testing of a speech driven personal phonebook that is a turnkey hardware product that enables a user to place calls to a contact list by stating the requested name rather than requiring a user to remember individual telephone numbers.

         VIRTUAL PERSONAL ASSISTANT(TM). The Company has ceased its development of a conversational personal assistant that can be sold as either a turnkey hardware product or as a service on a subscription basis.

STRATEGIC RELATIONSHIPS

         The Company continues to expand its relationships with technology providers and distribution partners. Currently, some of these relationships include:

         LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. The Company has entered into a distribution and licensing agreement (the "Distribution Agreement") with L&H, an international provider of speech recognition core engine technologies. As part of this agreement, the Company has acquired rights to incorporate certain L&H technologies within the Company's products.

         DIALOGIC CORPORATION. The Company is a Platinum Partner of Dialogic Corporation, the largest manufacturer of computer telephone equipment. As such, the Company is authorized to participate in a number of marketing programs in support of the promotion of the Company's products.

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

         PHONE INTERACTIVE CORPORATION. The Company has entered into a strategic alliance agreement with Phone Interactive Corporation ("PIC"), a telephone service bureau business. As part of this agreement, the Company has agreed to provide rights to use its speech recognition call center software under development, while PIC will provide its telecommunications platforms, marketing, customer base and other contributions, and each will receive a percentage of the overall revenue from the proposed services based upon each party's contribution in developing and marketing a specific application.

RESEARCH AND DEVELOPMENT EXPENSES

         For the fiscal years ended July 31, 1999 and 1998, the Company incurred research and development expenses of $1,242,210 and $1,076,567 respectively.

SALES AND MARKETING

         To date, marketing efforts have been conducted by Company personnel and have focused on international businesses, national and regional distribution companies and OEM telephone switch and voicemail manufacturers.

         The Company has established a distribution network for North America. Sales of the Virtual Operator are being achieved primarily through independent resellers that supply telephone and voicemail systems to businesses, as well as through the Company's direct sales force. To date, the Company has entered into distribution agreements with both regional and national dealers including Inter-Tel, Tadiran and Teleco.

         The Company has established an OEM relationship with VMS a manufacturer of telecommunication equipment. In this relationship the Company has supplied the customer with the Virtual Operator as software, with Application Programming Interface's (API) that enable the OEM to include the Virtual Operator in their product under their own brand. The Company is negotiating similar relationships with additional companies. However, there can be no assurance that these negotiations will be successful.

         The Company has recently decided to focus its efforts on developing its current dealer base of approximately 140 dealers, rather than expanding that channel with more dealers. To this end the Company recently downsized its dealer sales force from 15 to 7, which should result in significant cost savings to the Company. To build its sales the Company has identified several vertical markets for which the company intends to develop specific features in the Virtual Operator. Many of these potential customers control a large part of their IT (Information Technology) spending from a central location. Making sales and support through a dealer network would not be beneficial to the customer. For that reason, the Company continues to maintain a national accounts program designed to meet the need of customers not well served through its dealer network.

SUPPLIERS AND LICENSORS

         The Company's proprietary software incorporates core speech engine technology developed by others for which the Company has obtained licenses.

         The Company has entered into a four-year, non-exclusive, worldwide license agreement, effective as of December 31, 1996 and as subsequently amended (the "L&H Agreement"), to use and exploit L&H's proprietary core speech recognition engine technologies and text-to-speech technologies. L&H is an international developer, licensor and provider of multilingual advanced speech and language technologies and services for telephone and desktop applications. Included in the license to the Company are all advances or improvements made by L&H to such technologies and all foreign language uses requested by the Company which initially include American English, Castillian Spanish, French, German, Italian, Dutch, and in certain instances, British English and Korean. L&H has agreed to provide technical support, marketing support and training to the Company. The Company paid L&H an aggregate of $1,000,000 in non-refundable prepayments under this agreement against future royalties due to L&H on sales of certain of the Company's products incorporating L&H technology which represents the total amount due under this agreement.

         The Company's software products are designed to be used with personal computers, specifically Intel(R) Pentium processors that the Company currently purchases from Netex USA Corporation, although these personal computers are available from numerous sources on similar terms and conditions. Standard telephone interface cards are also required for certain of the turnkey hardware products if these products communicate via the telephone. The Company's telephony products currently require telephone interface cards manufactured by Dialogic of Parsippany, New Jersey, however there are a number of other manufacturers, including Natural Microsystems, Rhetoric, and NewVoice from which the Company may purchase cards on similar terms and conditions. Certain of the Company's products also rely on special processing boards that are manufactured by Dialogic as well. The loss of Dialogic as a source for these cards could have a material adverse impact on the Company, since the Company might not be able to offer all the features of a particular application if it were required to rely on other suppliers.

         The Company's personal computer desktop software products require high quality sound cards shipped with most PCs today, as well as high quality noise-canceling microphones available from a number of suppliers including Andrea Electronics. The Company's telephone based products are designed to be used with Microsoft(R) Windows. Additionally, toolkits (i.e. collections of programs that facilitate the creation of applications software) from engine providers enable the Company to exploit speech recognition engine technologies developed by different vendors. Typically, the Company selects engine toolkits and speech recognition engine technology manufactured by the same entity. Alternatively, the Company selects a programming toolkit to complement a specific application based on the toolkit that produces the fastest results in a high quality manner and yields efficiencies in hardware requirements.

PROPRIETARY RIGHTS

         The Company considers its software and applications as propriety and currently relies on a combination of copyright, trade secret and trademark laws and license agreements to protect its intellectual property rights. The Company also has entered and will enter into license agreements with end-users of the products and applications, and has required all employees to enter into confidentiality and non-disclosure agreements. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. The Company currently has filed for federal trademark protection with the United States Patent and Trademark Office (the "PTO") and has received registration for the marks REGISTRY MAGIC(R), VIRTUAL OPERATOR(R), and VIRTUAL EMPLOYEE(R).

COMPETITION

         The speech recognition applications market is growing and is expected to be characterized by intense competition. The Company's products will compete with, or affect the sales of, many well-established companies including IBM, AT&T, Digital Equipment, Lucent, Nortel and Unisys. Most of these companies have substantially greater financial, technical, personnel and other resources than the Company and have established reputations for success in the development, licensing and sale of their products and technology, especially the larger organizations. Several of these competitors have the financial resources necessary to enable them to withstand substantial price competition or downturns in their markets. In addition, certain companies may be expected to develop technologies or products that may be functionally similar to some or all of those being developed by the Company. With respect to the Virtual Operator product, the Company's competitors will likely include Phillips, Locus, Phonetics Systems, The Sound Advantage and Vocalis. Additionally, manufacturers of voice-mail and telephone switches may also attempt to develop their own conversational speech recognition applications. There can be no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the Company's products and technology obsolete or less marketable, or that the Company will be able to successfully enhance its proposed products or technology or adapt them satisfactorily.

EMPLOYEES

         The Company currently has 22 full-time employees. Of such employees, 2 are persons in management and finance; 5 are employed in research and development; 7 are engaged in sales and marketing; 6 are in product support, and 2 are in administration. No employee of the Company is covered by a collective bargaining agreement or is represented by a labor union. The Company considers its employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company currently leases adjacent facilities consisting of approximately 1,600, 1,000, and 1,600 square feet of office space in Boca Raton, Florida, for initial monthly base rental amount of $1,727, $1,093, and 2,500 respectively, plus the Company's proportionate share of taxes and operating expenses for the common area of the building. The Company's leases for the 1,594 and 1,009 square feet of office space terminate on December 31, 1999; and the 1,600 square feet of office space on June 30, 2001. However, the Company has negotiated to terminate this third lease on December 31, 1999. The Company has entered into a new Lease commencing December 31, 1999 for a term of five years, consisting of approximately 7,990 square feet office space in Boca Raton, Florida, for initial monthly base rental amount of $8,656 plus the Company's proportionate share of taxes and operating expenses for the common area of the building.

ITEM 3.  LEGAL PROCEEDINGS

         None.

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

         Period                                      High          Low
         ------                                      ----          ---

         1998
         ----
         June 28, 1998 to July 31, 1998            $13.125       $7.625

         1999
         ----
         First Quarter                             $11.750       $4.000
         Second Quarter                            $ 6.375       $3.875
         Third Quarter                             $11.500       $3.000
         Fourth Quarter                            $ 8.250       $1.625

         2000
         ----
         First Quarter                             $ 3.625       $1.063


 The Company believes that as of November 5, 1999 there were approximately 87 record holders of the Company's Common Stock. The Company believes that there are substantially in excess of 300 beneficial and round lot holders of the Company's Common Stock.

         The Company has not paid any cash dividends on its Common Stock and currently does not expect to declare or pay cash dividends in the foreseeable future. The Company presently intends to retain any earnings that may be generated to provide funds for the operation of business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere herein.

OVERVIEW

         Registry Magic Incorporated, was organized to design, develop, commercialize and market proprietary products and professional services that exploit recent advances in speech recognition technologies. The products currently marketed or under development by the Company have the objective of enabling a user to speak into a telephone or to a computer in a natural conversational manner and, in turn, have the product listen, understand and respond by performing tasks or retrieving information.

         The Company's products and services, among other things, will (i) substantially eliminate the need for touch-tone menus, (ii) allow for the automation of telephone systems internationally where touch-tone may not be prevalent, (iii) reduce operational costs by performing repetitive tasks of live employees and (iv) allow for the access of information from anywhere and at anytime through speech. The Company's business strategy is to focus on products and pricing models that produce revenue on a transaction or recurring basis.

         While the Company is beginning to generate some limited revenues and anticipates increased revenues during its 2000 fiscal year, the Company's expenses continue to significantly exceed revenues currently and for the foreseeable future. There can be no assurance that product installations, royalties or licensing will generate sufficient revenues to enable the Company to operate profitably during its 2000 fiscal year or thereafter.

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

RESULTS OF OPERATIONS

         Since its inception in October 1995, the Company's efforts have been principally devoted to research, development and design of products, marketing activities and raising capital. Beginning in fiscal 1998 the Company began selling its initial product, the Virtual Operator.

         For the year ended July 31, 1999, product sales were $2,453,285 compared to $517,135 for the year ended July 31, 1998. The Company intends to continue to focus its efforts on enhancing its Virtual Operator products. Sales of the Company's Virtual Operator increased in volume through the Company's dealer network and direct sales force. For the year ended July 31, 1998 the Company recorded $450,000 of product revenue from a non-refundable royalty from Lernout & Hauspie Speech Products. No future revenue has been or is expected to be generated from this product. The costs associated with this product were expensed as research and development expense.

         During the year ended July 31,1998 the company performed consulting services for L&H resulting in $367,975 in revenues. For the year ended July 31, 1999 no such consulting services were performed.

          For the year ended July 31, 1999, cost of sales amounted to $1,523,108 representing hardware costs associated with the Company's Virtual Operator. For the year ended July 31, 1998, cost of sales amounted to $59,527 on sales of hardware representing costs associated with the Company's Virtual Operator. The Company incurred no cost of sales for the above mentioned royalty from Lernout & Hauspie Speech Products and such costs were expensed as research and development expenses as discussed below.

         General and administrative expense increased by $2,326,443 to $3,857,760 from $1,531,317 for the year ended July 31, 1998. The Company has incurred additional salary and commission expense of $801,764 in the current year for additional employees hired to market and sell the Virtual Operator, sales commissions and additional office support staff. For the year ended July 31, 1999 the Company recorded a bad debt expense of $342,366. No such expense was recorded for the year ended July 31, 1998. The Company incurred an additional $258,419 of expenses for travel and tradeshows to market the Company's products. Effective October 1, 1999 the Company has significantly decreased its administrative and sales staff in order to reduce expenses.

        Research and development expenses for the year ended July 31,1999 were $1,242,210 compared to $1,076,567 for the year ended July 31,1998, an increase of $165,643. These increases were due to continued enhancement of the Company's Virtual Operator product, the development of other product and service prototypes, and expenses related to the Company's performance of development contracts. The Company does not expect these costs to increase significantly in the upcoming fiscal year ended July 31, 2000. Research and development expenses incurred in the course of establishing technological feasibility of the Company's software applications have been charged to operations pursuant to Statement of Financial Accounting Standards SFAS No.86 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.

         Royalty expenses for the years ended July 31, 1999 and 1998 were $500,000 and $500,000 respectively, which represent non-refundable payments on royalties to use certain speech recognition engine technologies and text to speech technologies, such amounts also include non-recurring engineering fees for certain software object code and software source code for the development and distribution of software products that utilize speaker verification and file encryption technologies. The Company expensed such non-recurring engineering fees in the absence of any contracts for the sale of its products at the time of payment.

         Depreciation expense increased $94,537 for the year ended July 31, 1999 to $195,821 from $101,284 for the year ended July 31, 1998, primarily due to the Company purchasing additional computer hardware.

         Interest income net for the year ended July 31, 1999 amounted to $364,019 compared to $76,099 of interest income net for the year ended July 31, 1998. The increase in interest income was due to the completion of the Company's IPO in June 1998 and receipt of approximately $11,300,000 in net proceeds. Such funds are invested in money market accounts and high-grade short-term corporate paper.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 1999, the Company had approximately $4,968,000 in cash and cash equivalents. The Company does not have any available lines of credit. Since inception, and until completion of the Company's public offering in June 1998,the Company financed its operations through loans from the Company's Chairman and his wife and from private placements of both debt and equity. On June 2, 1998, the Company closed an initial public offering of Common Stock. The Company offered and sold 1,600,000 shares of Common Stock at an offering price of $7.25 per share, raising proceeds, net of offering costs, of approximately $9,900,000. On June 26, 1998, through the underwriters exercise of an over-allotment, the Company sold an additional 220,000 shares of Common Stock raising net proceeds of approximately $1,400,000.

         Net cash used in operating activities increased by $2,786,179 to $4,892,338 for the year ended July 31, 1999 as compared with $2,106,159 during the year ended July 31, 1998. Net cash used in operating activities was primarily related to the Company's continued expansion of its research and development and sales and marketing efforts.

         Net cash used in investing activities during the year ended July 31, 1999 and 1998 were $341,879 and $320,074 respectively. The expenditures primarily related to purchases of computer equipment and patent application costs.

        Net cash provided by financing activities during the year ended July 31, 1998 amounted to $11,750,064 and net cash used for financing activities was $50,000 for the year ended July 31, 1999, as discussed above the Company completed its IPO in June 1998. The company repaid a $50,000 note due to its Chairman of the Board during its year ending July 31, 1999.

IMPACT OF THE "YEAR 2000" ON COMPANY PRODUCTS

         Computers, software and other equipment utilizing microprocessors that use only two digits to identify a year in a date field may be unable to process accurately certain date-based information at or after the year 2000. The Company recognizes the need to insure that its operations will not be adversely affected by "Year 2000" software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a recognized risk, and the Company is addressing this issue on several different fronts.

         The Company is in contact with its suppliers to assess their compliance. The Company believes based on representations from its suppliers that there products are year 2000 compliant, but there can be no assurance that there will not be a material adverse effect on the Company if third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems. The Company believes that its actions with suppliers will minimize these risks.

         Through July 31, 1999, the Company has not incurred material expenses relating to "Year 2000" compliance efforts and believes that the expenses associated with completing its "Year 2000" compliance plans will not have a material adverse impact on the Company's operations. Internal and external expenses specifically associated with modifying internal-use software for the "Year 2000" will be expensed as incurred. The Company's current estimates of the amount of time and expenses necessary to implement and test its computer systems are based on the facts and circumstances existing at this time. Nevertheless, achieving "Year 2000" compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal system or the internal systems of one or more significant vendors or suppliers fail to achieve "Year 2000" compliance, the Company's business and its results of operations could be adversely affected.

YEAR 2000 IMPACT ON INTERNAL BUSINESS OPERATIONS

         The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in financial business systems and various administration functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year 2000, some level of modification or even replacement of such source code or applications will be necessary. The Company is in the process of identifying the software applications that are not "Year 2000" compliant. Given the information known at this time about the Company's systems, coupled with the Company's ongoing efforts to upgrade or replace business critical systems as necessary, it is currently not anticipated that these "Year 2000" costs will have a material adverse impact on the Company's business, financial condition and results of operations. However, the Company is still analyzing its software applications and, to the extent they are not fully "Year 2000" compliant, there can be no assurance that the costs necessary to update software or potential systems interruptions would not have a material adverse effect on the Company's business, financial condition and results of operations.

RISK FACTORS

         THIS ANNUAL REPORT FORM 10-KSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-KSB, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "ESTIMATE," "INTENDS," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS WE INCLUDE IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE YOU THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.

         Among the key risks that could cause actual results to differ materially from expectations, estimates of costs, projected results or anticipated results are as follows:

LIMITED OPERATING HISTORY; OPERATING LOSSES

         We have received only limited revenues from our inception in October 1995 through July 31, 1999. Total revenues for the year ended July 31, 1999 were $2,453,285. We have only recently begun generating sales from our Virtual Operator product. Accordingly, we have only a limited history upon which you can evaluate our prospects and future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently involved in the operations and expansion of a new business in an evolving industry which has not obtained widespread commercial acceptance and which experiences rapid technological obsolescence and intense competition.

         From inception through July 31, 1999, we have incurred cumulative losses of $8,227,125 and anticipate that our losses will continue during the fiscal year ending July 31, 2000. We expect to incur significant expenditures in connection with the development and marketing of our speech recognition applications which will likely result in losses until such time, if ever, as we are able to obtain sufficient contracts for our speech recognition products and services which will generate adequate sources of revenue to support our operations. We cannot assure you that our current business strategy will enable us to ever achieve profitable operations.

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

         At the current time our expenditures are exceeding our limited revenues on a monthly basis. While we expect our revenues to increase during the 2000 fiscal year, if we are wrong, or our revenues do not increase substantially, we will continue to deplete our cash resources from our previous public offering. In the event we do not develop and refine our products on a timely basis, we do not complete contracts for the provision of products and technology in sufficient number or in the event the proceeds of our initial public offering are insufficient to fund the implementation of our business plan and working capital requirements, we may require additional financing. We have no current arrangements with respect to, or potential sources of, additional financing and we do not anticipate that existing shareholders will satisfy any portion of our future financing requirements. We cannot assure you that any additional financing will be available to us when needed, on commercially reasonable terms, or at all. If we are unable to obtain additional financing when needed, this may have a material adverse effect on us, including the curtailment of our product development, marketing and expansion activities.

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

         In addition, early versions of software products often contain errors or defects. We cannot assure you that, despite extensive testing by us and potential customers, errors or defects will not be found in our applications software products prior to or after commencement of their commercial deployment. This may result in redevelopment costs and loss of, or delay in, market acceptance of our products. Additionally, we cannot assure you that our products will satisfactorily perform the functions for which they are designed or that they will meet applicable price or performance objectives.

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

         The markets for our products may change rapidly as a result of the following:

         o         innovations in core speech recognition engine technology

         o         computer hardware

         o         software and communications technologies

Our success will depend, in part, upon our ability to make timely and cost-effective enhancements and additions to our existing applications software products and to develop new products that meet changing customer demands. We cannot assure you that we will have the resources necessary to achieve these objectives and that our products will not be rendered obsolete.

COMPETITION

         The speech recognition applications market is growing and expected to become intensely competitive. Our products will compete with those developed or being developed by many well-established companies. For example, we will compete with International Business Machines Corporation, American Telephone and Telegraph Company, Microsoft Corporation, Digital Equipment Corporation, Lucent Technologies, Inc., and Unisys Corporation. Most of these companies have substantially greater financial, technical, personnel and other resources than we do and have reputations for success in the development, licensing and sale of their products and technology. A number of these competitors have the financial resources that enable them to withstand substantial price competition or downturns in their markets. In addition, certain companies may be expected to develop technologies or products which may be similar to some or all of those being developed by us. With respect to our Virtual Operator product, our competitors may include Phillips , Vocalis Group P.L.C., and Pure Speech, Inc.

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

DEPENDENCE ON OTHER COMPANIES FOR ASSEMBLY AND COMPONENT PARTS

         We do not manufacture component parts for our products and, accordingly, will be dependent on others for the supply and assembly of various products. Our products are designed to be used with personal computers (PCs), specifically Intel Pentium MMX (multi-media extension) processors. While we currently purchase our telephone interface cards, which are also required for our software applications, from Dialogic Corporation, located in Parsippany, New Jersey, there are a number of other manufacturers who can supply similar products to us, and we are not dependent upon a single supplier for any equipment or component parts. However, the loss of Dialogic as a source for telephone interface cards could have a negative impact on us, since we may not be able to offer all of the features of a particular application if a card manufactured by another entity is used. Additionally, we generally do not have long-term contracts with suppliers for the purchase and delivery of component parts or contractors for the assembly of our products. However, any interruption of supply in the assembly services we use or in the supply of key components, for any reason, could result in significant delivery delays, which would have a material negative effect on our marketing efforts, customer relations, revenues and profitability.

IMPACT OF THE "YEAR 2000" ON COMPUTER SYSTEMS

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

         Because we will rely heavily on computers to conduct our business we are subject to all the risks associated with the Year 2000. We have assessed the scope of our risks related to problems these computer systems may have related to the "Year 2000" and we believe such risks are not significant. In addition, we are in the process of questioning our vendors and business partners about their progress in identifying and addressing problems related to the "Year 2000". However, no assurance can be given that all of these third party systems or our computer systems will be "Year 2000" compliant.

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

         o the hiring and training of additional staff as well as general economic conditions

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

DEPENDENCE ON KEY PERSONNEL

         Our success depends on the efforts of the members of our management, especially Bruce Carlsmith, our President and Chief Executive Officer, and Lawrence Cohen, our Chairman of the Board. Although we have entered into employment agreements with various members of our management, we cannot assure you that these persons will continue their employment with us. The loss of the services of these key people could have a material negative effect on our ability to maximize our use of our products and technologies, to develop related products and technologies or conduct the normal operations of the Company. Our success also depends upon our ability to hire and retain additional qualified executive, programming, engineering and marketing personnel especially if any of our current key members of management became unavailable for any reason. Qualified executives and employees are in great demand and are likely to remain a limited resource for the future. Competition for skilled, creative and technical talent is also intense. We cannot assure you that we will be successful in attracting and retaining such personnel. Any failure by us to retain existing employees or to hire new employees when necessary could have a material negative effect on us.

CONTROL OF THE COMPANY BY MANAGEMENT

         Our executive officers and directors will own or have the right to acquire within the next 60 days up to approximately 365,000of the outstanding shares of Common Stock. Accordingly, our management will have the ability to elect our entire Board of Directors and control the outcome of all matters submitted to a vote of our shareholders.

POSSIBLE DELISTING OF SECURITIES FROM NASDAQ

         The Company's Common Stock is listed on The Nasdaq Small Cap Market. In order to continue to be listed on Nasdaq, however, we must maintain at least $2,000,000 in net tangible assets (total assets less total liabilities and goodwill) or $500,000 in net income in the latest fiscal year or in two of the last three years or $35,000,000 in market capitalization, a public float of at least 500,000 shares, a $1,000,000 market value of public float, a minimum bid price of $1.00 per share, at least two market makers, at least 300 shareholders and at least two outside directors. The failure to meet these maintenance criteria in the future may result in the delisting of the Company's securities from Nasdaq, and the Company's Common Stock would thereafter be traded in the non-Nasdaq over-the-counter market. As a result of such delisting, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of the Company's Common Stock.

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

OTHER EVENTS

         The Company has entered into a Settlement Agreement and General Releases with its former President, Chief Executive Officer and member of its Board of Directors, Mr. Walter Nawrocki. Under the terms of the Agreement with Mr. Nawrocki and Elizabeth Nawrocki (Mr. Nawrocki's Wife) ("the Nawrockis"), the Company dismissed with prejudice a pending action (Registry Magic Incorporated, a Florida corporation, Plaintiffs vs. Walt Nawrocki and Elizabeth Nawrocki, Defendants, Case No. CL `99-8014A1 in the Circuit Court of the 15th Judicial Circuit, in and for Palm Beach County, Florida). Also, as part of the Settlement Agreement, the Nawrockis sold to the Company 300,000 shares of Common Stock owned by the Nawrockis for $30,000. The parties exchanged general releases as part of the Settlement Agreement.

         In addition, the Company entered into an Agreement with its former Vice-President of Business Development and Marketing, Mr. Neil Bernstein. Under the terms of the Agreement with Mr. Bernstein and Leslie Bernstein (Mr. Bernsteins Wife) ("the Bernsteins"), the Bernsteins have sold to the Company 300,000 shares of Common Stock owned by the Bernsteins for an undisclosed amount. The parties exchanged general releases as part of the Agreement.

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

                                    PART III



ITEM 9.  MANAGEMENT

                                   MANAGEMENT

         The following table sets forth certain information concerning the current directors and nominee directors of the Company and the executive officers of the Company:



      NAME                        AGE                 TITLE
      ----                        ---                 -----

Lawrence Cohen                     55          Chairman of the Board

Bruce S. Carlsmith                 44          Director and Chief
                                               Executive Officer

Cornelia Eldridge(1)(2)            58          Director

Renney Senn(1)(2)                  51          Director

Martin Scott                       31          Treasurer and Secretary

---------------------
 (1)  Member of the Compensation Committee.
 (2)  Member of the Audit Committee.

         LAWRENCE COHEN has served as Chairman of the Board since he founded the Company in October 1995. Mr. Cohen has been engaged in providing financial consulting and merchant banking services to early-stage companies for more than the past 25 years. He has served as Chairman of the Board and Chief Executive Officer of Bristol Retail Solutions, Inc. (Nasdaq:BRTL), a point-of-sale equipment distributor ("Bristol"), since he co-founded such company in April 1996. He is also the co-founder of Apollo BioPharmaceuticals, Inc., a privately-held company in Massachusetts engaged in the development of neuroprotective pharmaceuticals ("Apollo"), and currently Chairman of the Board of McLaren Automotive Group, Inc., formerly ASHA Corp. (Nasdaq:MCLN), an automotive design and motorsports group. Between November 1990 and September 1996, Mr. Cohen served as Chairman of the Board of BioTime, Inc. (Nasdaq:BTIM), a biotechnology firm he founded to develop an artificial blood plasma substitute. He was a co-founder of Cryomedical Sciences (Nasdaq:CMSI), a low temperature surgery company, and served as its President from November 1990 to November 1991.

         BRUCE S. CARLSMITH has served as Acting Chief Executive Officer since July 6, 1999 and director of the Company since February 1, 1999. On October 20, 1999 Mr. Carlsmith was appointed President and Chief Executive Officer of the Company. Mr. Carlsmith is currently President of Sayre Consulting, a telecommunications consulting firm. From April 1995 until October 1998 he served as an equities analyst with NationsBanc Montgomery Securities. From April 1993 to April 1995 he served as Director, Strategy and Planning, with Pacific Telesis Video Services. Prior to his services with Pacific Telesis Video Services, he was employed by the Boston Consulting Group.

         CORNELIA ELDRIDGE has served as a director of the Company since October 1998. Ms. Eldridge is President of Eldridge Associates, Inc., a management-consulting firm she founded in 1981. Ms. Eldridge currently serves on the board of directors of DE Frey, Inc., a financial services firm, and SysComm, the largest assembler and reseller of IBM mid-range computers.

         RENNEY SENN has served as a director of the Company since September 1999. Mr. Senn joined Holocomm Systems, Inc. as its president, CEO and board chairman in June 1998. Previously, he was the President, CEO and principal founder of FirstWorld Communications, formerly SpectraNet International formed in 1993, FirstWorld is a significant competitive local exchange carrier (CLEC) that has recently acquired eight Internet Service Providers in California, Texas, Utah, Colorado and Oregon and has a private market value of approximately $1 billion. In January 1998 Mr. Senn left the company as part of a purchase of controlling interest in FirstWorld Communications by Enron Corporation of Houston, Texas and Donald Sturn. SpectraNet grew out of another start-up co-founded by Mr. Senn in 1990 that was a fiber optic cabling company.

         MARTIN SCOTT, a certified public accountant, has served as Secretary and Treasurer of the Company since October 1997. From June 1996 until October 1997, he was employed as an Audit Supervisor by Millward & Co., CPAs. From October 1995 until June 1996, Mr. Scott served as Controller of ERD Waste Corp. (Nasdaq:ERDI), a waste disposal company. Prior thereto, from January 1995, he was employed as a Senior Accountant with the firm of Richard A. Eisner & Co., LLP. From January 1991 to January 1995, he was employed as a Senior Accountant with the firm of Feldman Radin & Co., P.C.

         The Company's officers are elected annually by the Company's Board of Directors and serve at the discretion of the Company's Board of Directors. The Company compensates each non-employee director $500 per meeting for attending meetings of the Board of Directors. In addition, directors will be reimbursed for expenses incurred in attending such meetings and will be indemnified against any claims arising out of his or her status as a director of the Company, including claims arising under federal and state securities laws. In addition, directors are eligible to receive options under the Company's 1997 and 1999 Stock Option Plan.

         During the year ended July 31, 1999, the Company's Board of Directors held meetings and took action by unanimous written consent a total of 9 times.

BOARD COMMITTEES AND RELATED INFORMATION

         The Board of Directors of the Company has established a Compensation Committee and an Audit Committee. The Compensation Committee, comprised of Cornelia Eldridge and Renney Senn, administers the Company's stock option plan and makes recommendations to the full Board of Directors concerning compensation, including bonuses and incentive arrangements, of the Company's officers and key employees. The Audit Committee, comprised of Cornelia Eldridge and Renney Senn, reviews the engagement of the independent accountants and independence of the accounting firm, as well as the audit and non-audit fees of the independent accountants and the adequacy of the Company's internal accounting controls. The Compensation and Audit Committees are comprised of a majority of the independent directors.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners have been complied with for the period for which this report relates.

ITEM 10. SUMMARY COMPENSATION TABLE

         The following table sets forth the aggregate compensation paid to Lawrence Cohen, Walt Nawrocki and Neal Bernstein (the "Named Executive Officer") by the Company. No other executive officer of the Company was paid a total annual salary and bonus for the fiscal year ended July 31, 1999 which was $100,000 or more.



                                                                                      Securities            Other
Name and Principal             Fiscal                                                 Underlying            Annual
Position                        Year              Salary             Bonus              Options          Compensation
--------                        ----              ------             -----              -------          ------------
Lawrence Cohen,                 1999              $115,500              -0-               -0-                  -0-
Chairman                        1998              $115,500              -0-               -0-                  -0-
                                1997              $ 67,375              -0-           100,000                 -0-

Bruce Carlsmith,                1999              $ 12,788              -0-             35,000                 -0-
President & CEO

Walt Nawrocki,                  1999              $176,458              -0-               -0-                  -0-
Former President & CEO          1998              $175,000              -0-               -0-                  -0-
                                1997              $175,000              -0-            200,000                 -0-

Neal Bernstein,                 1999              $114,584              -0-               -0-                  -0-
Former Vice-President           1998              $125,000              -0-               -0-                  -0-
                                1997              $ 62,500              -0-             50,000                 -0-


EMPLOYMENT AGREEMENTS

         Effective December 21, 1997, the Company entered into a three-year employment agreement with Lawrence Cohen providing for base annual salary of $115,500. The employee may receive annual bonuses at the discretion of the Company, with bonuses to be determined by the Compensation and Audit Committee. No formula or criteria have been specifically determined. The agreements provide for severance equal to one year's salary in the event of (i) non-renewal of the agreement upon expiration other than for cause or (ii) a change of control of the Company as a result of which the employee is not retained by new management on a comparable basis. In addition, the agreements contain confidentiality provisions and 12-month post termination non-competition restriction which may be imposed by the Company provided the employee receives a lump sum payment equal to one year's salary within 30 days of termination of employment. Under Florida law, a court of competent jurisdiction may determine not to enforce such non-competition restrictions or partially enforce or modify such provisions. Effective October

20, 1999 , the Company entered into a one year employment agreement, automatically renewing for one additional year with its President and CEO, Bruce Carlsmith, providing for a base salary of $175,000. The employee may receive annual bonuses at the discretion of the Company, with bonuses to be determined by the Compensation Committee. No formula or criteria have been specifically determined. The agreements provide for severance equal to one year's salary in the event of (i) non-renewal of the agreement upon expiration other than for cause or (ii) a change of control of the Company as a result of which the employee is not retained by new management on a comparable basis. In addition, the agreements contain confidentiality provisions and a 12-month post termination non-competition restriction that may be imposed by the Company provided that the employee receives a lump sum payment equal to one year's salary within 30 days of termination of employment.

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

         Options to purchase 289,350 shares of Common Stock are outstanding pursuant to the Plan leaving a balance of 10,650 shares of Common Stock available for issuance. The Company issued options to purchase an aggregate of 47,500 shares of Common Stock during the year ended July 31, 1999 exercisable at $7.88 to $8.00 per share over a four-year term. to employees of the Company. Subsequent to year-end the Company retired 92,500 options held by employees no longer employed by the Company. The Company intends to submit for shareholder approval at its 2000 Annual Meeting of Shareholders the 1999 Stock Option Plan ("1999 Plan"). Under the 1999 Plan, the Company will reserve an aggregate of 500,000 shares of Common Stock for issuance pursuant to options granted under the 1999 Plan. The 1999 Plan contains essentially the same terms and conditions as the existing 1997 Plan.

         Options to purchase 363,600 shares of Common Stock have been granted pursuant to the Plan, leaving a balance of 136,400 shares of Common Stock available for issuance. The Company issued options to purchase an aggregate of 363,300 shares of Common Stock exercisable at $3.00 to $3.63 per share over a four-year term to employees of the Company.

         OTHER OPTION GRANTS

         In addition to options granted pursuant to the Company's 1997 and 1999 Stock Option Plan described above Registry Magic also issued options to purchase an aggregate of 645,000 shares of Common Stock to five Director's of the Company, exercisable at prices ranging from $2.00 to $3.75 per share. In addition, Company granted options to purchase 100,000 shares of Common Stock to Martin Scott the Company's Secretary and Treasurer at a price of $3.75 per share and options to purchase 200,000 shares of common stock to an employee at a price of $3.75 per share.

AGGREGATED FISCAL YEAR END OPTION VALUE TABLE

         The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of July 31, 1999. No stock options were exercised by the Named Executive Officers during the period ended July 31, 1999. No stock appreciation rights were granted or are outstanding.

                           Number of Unexercised Options                         Value of Unexercised in the Money
                               Held at July 31, 1999                                 Options At July 31, 1999 (1)
                          --------------------------------                       ----------------------------------

Name                      Exercisable        Unexercisable                         Exercisable     Unexercisable
----                      -----------        -------------                       -----------------  --------------
Walt Nawrocki(2)            200,000               --                                     --               --
Bruce Carlsmith              35,000               --                                     --               --
Lawrence Cohen              100,000               --                                     --               --
Neil Bernstein (2)           50,000               --                                     --               --

(1) Dollar values are calculated based on the difference between the option exercise price and $3.00, the closing price of the Company's Common Stock on July 30, 1999, as reported by NASDAQ.

(2) Mr. Nawrocki's and Mr. Bernstein's stock options have been cancelled as of October 28, 1999 pursuant to settlement agreements between Mr. Nawrocki and Mr. Bernstein and the Company.

 ITEM 10.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT

         The following table sets forth, as of November 1, 1999, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director and nominee for director, (iii) each Named Executive Officer (as defined herein), and (iv) all directors and executive officers as a group:

                                                                                            PERCENTAGE OF
                                                                                             OUTSTANDING
NAME AND ADDRESS OF                                 SHARES OF COMMON STOCK                  SHARES BENEFI-
BENEFICIAL OWNERS(1)(2)                               BENEFICIALLY OWNED                    CIALLY OWNED(1)
-----------------------                             -----------------------                 ---------------
Lawrence Cohen (3)........................                      1,790,000                         32.8%

Martin Scott(4)...........................                         70,000                          1.3%

Cornelia Eldridge(5)......................                        165,000                          3.0%

Bruce S. Carlsmith(6).....................                         60,000                          1.1%

Renney Senn(7)...........................                          25,000                          *

Ted Gordon................................                        320,000                          6.0%

All officers and directors
  as a group (5 persons)(8)...............                      2,110,000                         36.9%

*        Less than 1%.

(1) Unless otherwise indicated below, the persons in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Proxy Statement upon the exercise of options. Each person's percentage of ownership is determined by assuming that any options held by such person have been exercised. As of October 31, 1999 there were 5,355,405 shares of Common Stock outstanding.

(2) Unless otherwise indicated below, the address of each person is c/o the Company at One South Ocean Boulevard, Boca Raton, Suite 206, Florida 33432.

(3) Includes (i) 100,000 shares of Common Stock underlying immediately exercisable options and (ii) 1,690,000 shares owned by Alliant. Alliant is wholly owned by East Ocean Limited Partnership, as to which Mr. Cohen is the general partner and members of Mr. Cohen's family are limited partners. Mr. Cohen disclaims beneficial ownership with respect to the limited partnership interests owned by members of his family.

(4) Includes 50,500 shares of Common Stock underlying vested options at exercise prices ranging from $3.00 to $3.75.

(5) Includes 125,000 shares of Common Stock underlying vested options at exercise prices ranging from $2.00 to $3.75.

(6) Includes 60,000 shares of Common Stock underlying vested options at exercise prices ranging from $2.00 to $3.75.

(7) Includes 25,000 shares of Common Stock underlying options immediately vested on October 2, 1999, at an exercise price of $2.00.

(8)      See notes 3 - 7 above.

      ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 1996 and 1997, Lawrence Cohen contributed $25,959 and $3,500, respectively, to the capital of the Company. At that time he also advanced the Company $50,000 which bore interest at the rate of 6.5% per annum. In October and November 1996, Donna Cohen, Mr. Cohen's wife, advanced the Company a total of $50,000, which was repaid in December 1996 together with interest at the rate of 7% per annum.

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

      ITEM 12.    EXHIBITS AND REPORTS ON FORM 8-K.

      A. EXHIBITS:

      EXHIBIT
      NUMBER                        DESCRIPTION
      ------                        -----------

       1.1        Form of Underwriting Agreement(1)
       3.1        Articles of Incorporation, as amended(1)
       3.2        By-Laws(1)
       4.1        Form of Common Stock Certificate(1)
       4.2        Form of Subordinated Promissory Note issued to private
                  investors(1)
       4.3        Promissory Note issued to Lawrence Cohen and addendum
                  thereto(1)
       4.4        Form of Representative's Warrants(1)
       4.5        Form of Voting Trust Agreement with Harbor View Fund, Inc. and
                  Sheldon Schwartz(1)
       10.1       1997 Stock Option Plan(1)
       10.2       Employment Agreement with Walt Nawrocki(1)
       10.3       Employment Agreement with Lawrence Cohen(1)
       10.4       Employment Agreement with Neal Bernstein(1)
       10.5       Lease Agreements with Intervest - One Ocean Plaza L.P.(1)
       10.5(a)    Lease Agreements with Intervest - One Ocean Plaza, L.P.(2)
       10.6       Prepaid Royalty Agreement with Lernout & Hauspie Speech
                  Products, Inc.(1)
       10.7       Agreement with 1-800 REACH ME, LLC(1)
       10.8       Phone Interactive Agreement(1)
       10.9       Agreement with M.S. Management Associates, Inc.(1)
      10.10       Licensing Agreement with International Business Machines
                  Corporation(1)
      10.11       Financial Advisory and Consulting Agreement(1)
      10.12       Form of Lock-Up Agreement(1)
      10.13       Indemnification Agreement(1)
      10.14       Distribution and License Agreement with Veritel Corporation of
                  America(2)
      10.15       Master Software Joint Development Agreement with Veritel
                  Corporation of America(2)
      10.16       Employment Agreement with Bruce Carlsmith*
      23.1        Consent of BDO Seidman, LLP*
      27.1        Financial Data Schedule*

      -----------------------
      *  Filed herewith

     (1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-47715) as filed with and declared effective by the Commission on May 28, 1998.

     (2) Filed as an exhibit to the Company's Annual Report on Form 10-KSB (File No. 0-242831) as filed with the Commission on November 8, 1999.




      B. REPORTS ON FORM 8-K:

         On July 9, 1999, The Company filed a report on Form 8-K which announced that The Company and Walt Nawrocki have mutually agreed that Mr. Nawrocki will no longer serve as Chief Executive Officer, President and a Director of The Company.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           REGISTRY MAGIC INCORPORATED


      DATE: November 15, 1999       By: /s/ BRUCE CARLSMITH
                                        ------------------------------------
                                        Bruce Carlsmith, Chief
                                        Executive Officer


           In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      DATE: November 15, 1999           /s/ BRUCE CARLSMITH
                                        ---------------------------------------
                                        Bruce Carlsmith, Chief Executive Officer


      DATE: November 15, 1999           /s/ LAWRENCE COHEN
                                        ---------------------------------------
                                        Lawrence Cohen, Director


      DATE: November 15, 1999           /s/ RENNEY SENN
                                        ---------------------------------------
                                        Renney Senn, Director


      DATE: November 15, 1999           /s/ CORNELIA ELDRIDGE
                                        ---------------------------------------
                                        Cornelia Eldridge, Director


      DATE: November 15, 1999           /s/ MARTIN SCOTT
                                        ---------------------------------------
                                        Martin Scott, Treasurer and Secretary
                                        Principal Financial and Accounting
                                        Officer

                                                    REGISTRY MAGIC INCORPORATED


                                                                       CONTENTS

===============================================================================

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

         Statements of Cash Flows                                     F-7

         Notes to Financial Statements                                F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Registry Magic Incorporated


We have audited the accompanying balance sheet of Registry Magic Incorporated, as of July 31, 1999 and the related statements of operations, shareholders' equity and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Registry Magic Incorporated, as of July 31, 1999 and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.




Miami, Florida                                                 BDO Seidman, LLP
October 18, 1999

                          REGISTRY MAGIC INCORPORATED


                                 BALANCE SHEET



                                                                    JULY 31,
                                                                     1999
                                                                  ----------
ASSETS

Current assets:
     Cash and cash equivalents (Note 1)                           $4,968,294
     Accounts receivable, less allowance for doubtful
       accounts of $342,366 (Note 1)                                 602,609
     Inventories                                                     256,235
     Other current assets                                             22,604
                                                                  ----------

Total current assets                                               5,849,742

Property and equipment, net (Note 3)                                 483,267


Other assets                                                          39,148
                                                                  ----------
                                                                  $6,372,157
                                                                  ==========




                               See accompanying notes to financial statements.

                          REGISTRY MAGIC INCORPORATED


                                 BALANCE SHEET



                                                                     JULY 31,
                                                                       1999
                                                                   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                      $   563,650
                                                                   -----------

Total current liabilities                                              563,650
                                                                   -----------

COMMITMENTS AND CONTINGENCIES (NOTES 6 AND 8)

SHAREHOLDERS' EQUITY: (NOTES 2 AND 5)
     Preferred stock $.01 par value; 5,000,000
         shares authorized; no shares outstanding                           --
     Common stock, $.001 par value; 30,000,000
         shares authorized; 5,878,000
         issued and outstanding                                          5,878
     Additional paid-in capital                                     14,029,754
     Deficit                                                        (8,227,125)
                                                                   -----------

Total shareholders' equity                                           5,808,507
                                                                   -----------

                                                                   $ 6,372,157
                                                                   ===========




                               See accompanying notes to financial statements.

                          REGISTRY MAGIC INCORPORATED


                            STATEMENTS OF OPERATIONS




Years ended July 31,                                                             1999                     1998
--------------------                                                          -----------             -----------

REVENUES:

Product sales                                                                 $ 2,453,285             $   517,135

Consulting fees                                                                        --                 367,975
                                                                              -----------             -----------
Total revenues (Note 1)                                                         2,453,285                 885,110
                                                                              -----------             -----------

COSTS AND EXPENSES:

Cost of sales                                                                   1,523,108                  59,527

General and administrative                                                      3,857,760               1,531,317

Research and development                                                        1,242,210               1,076,567

Royalty expense (Note 6)                                                          500,000                 500,000

Depreciation                                                                      195,821                 101,284

Interest income, net of interest expense of $2,258 and
$28,325 in 1999 and 1998, respectively                                           (364,019)                (76,099)
                                                                              -----------             -----------
Total costs and expenses                                                        6,954,880               3,192,596
                                                                              -----------             -----------
Net Loss (Note 4)                                                             $(4,501,595)            $(2,307,486)
                                                                              ===========             ===========
Weighted average shares outstanding (Note 1)                                    5,813,041               4,216,836
                                                                              ===========             ===========
Net loss per common share (basic and diluted) (Note 1)                        $      (.77)            $      (.55)
                                                                              ===========             ===========



                               See accompanying notes to financial statements.

                          REGISTRY MAGIC INCORPORATED


                       STATEMENTS OF SHAREHOLDERS' EQUITY



                                                     Common Stock              Additional
                                                  -----------------------       Paid-in
                                                   Shares         Amount        Capital           Deficit            Total
                                                  ---------       ------       ----------      -----------       -------------
Balance at July 31, 1997                          3,793,000        3,793       1,780,471        (1,418,044)         366,220

Issuance of common stock for cash at $5.00
     per share, net of offering costs of
     $2,841 (Note 5)                                200,000          200         996,959                --          997,159

Issuance of stock options for services
     (Note 7)                                            --           --          75,366                --           75,366

Issuance of stock in public offering,
  net of offering costs of $2,032,095
  (Note 2)                                        1,820,000        1,820      11,161,085                 -       11,162,905

Net loss                                                 --           --              --        (2,307,486)      (2,307,486)
                                                  ---------   ----------     -----------       -----------      -----------

Balance at July 31, 1998                          5,813,000   $    5,813     $14,013,881       $(3,725,530)     $10,294,164

Warrant conversion (Note 5)                          60,000           60             (60)               --               --

Issuance of stock for services (Note 5)               5,000            5          15,933                --           15,938

Net loss                                                 --           --              --        (4,501,595)      (4,501,595)
                                                  ---------   ----------     -----------       -----------      -----------
Balance at July 31, 1999                          5,878,000   $    5,878     $14,029,754       $(8,227,125)     $ 5,808,507
                                                  =========   ==========     ===========       ===========      ===========




                               See accompanying notes to financial statements.

                          REGISTRY MAGIC INCORPORATED


                            STATEMENTS OF CASH FLOWS



Year ended July 31,                                                                   1999                    1998
-------------------                                                               -------------            -----------
OPERATING ACTIVITIES:
   Net loss                                                                        $(4,501,595)            $(2,307,486)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                      195,821                 101,284
     Deferred patent costs write-off                                                    36,073                      --
     Provision for doubtful accounts                                                   342,366                      --
     Stock option compensation expense                                                      --                  75,366
     Common stock compensation expense                                                  15,938                      --
     Increase in accounts receivable                                                  (820,915)               (118,920)
     Increase in inventories                                                           (17,741)               (238,494)
     Decrease (increase) in other current assets                                        21,017                 (39,537)
     Increase in other assets                                                          (18,056)                (14,167)
     Increase (decrease) in accounts payable and accrued expenses                     (145,246)                673,295
     Decrease in deferred revenue                                                           --                (237,500)
                                                                                  -------------            -----------

Net cash used in operating activities                                               (4,892,338)             (2,106,159)
                                                                                  -------------            -----------

INVESTING ACTIVITIES:
   Purchase of equipment, net                                                         (341,879)               (301,848)
   Deferred patent costs                                                                    --                 (18,226)
                                                                                  -------------            -----------

   Net cash used in investing activities                                              (341,879)               (320,074)
                                                                                  -------------            -----------

FINANCING ACTIVITIES:
   Net proceeds from sale of common stock                                                   --              12,160,064
   Notes payable - repayment                                                           (50,000)               (410,000)
                                                                                  -------------            -----------

Net cash provided by financing activities                                              (50,000)             11,750,064
                                                                                  -------------            -----------

Net increase (decrease) in cash                                                     (5,284,217)              9,323,831
Cash and cash equivalents - beginning of period                                     10,252,511                 928,680
                                                                                  -------------            -----------

Cash and cash equivalents - end of period                                         $   4,968,294            $10,252,511
                                                                                  =============            ===========

Supplemental disclosures:
   Cash paid for interest                                                         $       2,258            $    38,152
   Cash paid for income taxes                                                                --                     --
                                                                                  =============            ===========

Common stock and options issued for services rendered                             $      15,938            $    75,366
                                                                                  =============            ===========


                See accompanying notes to financial statements.

                          REGISTRY MAGIC INCORPORATED


                         NOTES TO FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Business Registry Magic Incorporated (the "Company"), was incorporated on October 11, 1995 (Inception). The Company is engaged in the development and marketing of proprietary applications software incorporating core speech recognition technology. The Company's products are designed to enable a user to perform tasks or retrieve information by speaking into a telephone or to a computer in a natural conversational manner. The Company has developed voice recognition products that span the spectrum of applications from telephony to point-of-sale human interface solutions. The Company's offices are located in Boca Raton, Florida. The Company currently only has one operating segment.

Use of Estimates

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

Concentration of Credit Risk and Reliance on Customers and Suppliers

         The Company had cash balances at a financial institution in excess of insured limits by approximately $4,868,000 at July 31, 1999.

                          REGISTRY MAGIC INCORPORATED


                         NOTES TO FINANCIAL STATEMENTS


         In 1999 and 1998, one customer in the software development industry accounted for approximately 10% and 94% of total revenues, respectively and 25% and 100% of accounts receivable, respectively.

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

                          REGISTRY MAGIC INCORPORATED


                         NOTES TO FINANCIAL STATEMENTS



Fair Value of Financial Instruments

         The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying amounts of such financial instruments as reflected in the balance sheet approximate their estimated fair value as of July 31, 1999. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

Revenue Recognition

         Revenue from the sale of software products is recognized at the time of sale and shipment of the product. Revenue from product development is recognized when development is complete. Revenue from consulting services provided in fiscal 1998 was recognized as services were provided.

Income Taxes

         The Company accounts for income taxes pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires, among other things, a liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company has had losses since inception and accordingly has not provided for income taxes. Realization of the benefits related to the net operating loss carryforwards may be limited in any one year due to IRS Code Section 382, change of ownership rules.

                          REGISTRY MAGIC INCORPORATED


                         NOTES TO FINANCIAL STATEMENTS


Net Loss Per Common Share

         The Company accounts for earnings per share ("EPS") pursuant to SFAS No. 128, "Earnings Per Share," which simplifies the standards for computing EPS previously found in APB No. 15, "Earnings Per Share."

         Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each year.

         The Company's potentially issuable shares of common stock pursuant to outstanding stock purchase options and warrants, for fiscal years ended July 31, 1999 and 1998 (totaling 1,702,376 shares and 828,276 shares with prices ranging from $.50 to $9.06 and $0.50 to $9.06 respectively) are excluded from the Company's diluted computation as their effect would be antidilutive to the Company's net loss per share.

Long-Lived Assets

         In accordance with Financial Accounting Standards Board SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company includes as a component of income from continuing operations before taxes on income, the impairment loss on assets to be held and losses on assets expected to be disposed of.

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

                          REGISTRY MAGIC INCORPORATED


                         NOTES TO FINANCIAL STATEMENTS


Preferred Stock

         The Board of Directors is authorized to issue shares of preferred stock and to determine the dividend, liquidation, conversion and redemption, and other rights, preferences and limitations of such shares without any further vote or action of the shareholders. Accordingly, the Board of Directors has the power, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could negatively affect the voting power or other rights of the holders of the Common Stock.

Recent and Future Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board Issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Pursuant to SFAS No. 137, the effective date has been changed to all fiscal quarters of fiscal years beginning after June 15, 2000.

         Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

2. INITIAL PUBLIC OFFERING

         In June 1998, the Company completed a public offering of 1,820,000 shares of common stock.

                          REGISTRY MAGIC INCORPORATED


                         NOTES TO FINANCIAL STATEMENTS

The Company received gross proceeds of $13,195,000 from this public offering. Costs associated with this transaction were $2,032,095.

3. PROPERTY AND EQUIPMENT

         The Company's property and equipment is summarized as follows:

            July 31, 1999
            -------------

            Office equipment                         $   137,906
            Computers                                    600,442
            Leasehold improvements                        17,747
                                                     -----------

                                                         756,095
            Accumulated depreciation                    (272,828)
                                                     -----------
                                                     $   483,267
                                                     ===========

4. INCOME TAXES

         At July 31, 1999, the Company had a net operating loss carryforward
(NOL) of approximately $6,153,000, which expires through 2013.

         The net deferred tax asset is comprised of the following at July 31, 1999:

            Deferred tax assets:
               Prepaid royalty expense               $   150,000
               Start up costs                            221,000
               Allowance for doubtful accounts           129,000
               Compensation                              141,000
               Net operating loss carryforward         2,315,000
                                                     -----------
                                                       2,956,000
                                                     -----------
            Deferred tax liability:
               Depreciation                              (52,000)
                                                     -----------
            Net deferred tax asset                     2,904,000
            Deferred tax asset valuation allowance    (2,904,000)
                                                     -----------
            Net deferred tax asset                   $        --
                                                     ===========

                          REGISTRY MAGIC INCORPORATED


                         NOTES TO FINANCIAL STATEMENTS


         Realization of any portion of the Company's deferred tax asset at July 31, 1999 is not considered to be more likely than not and accordingly a $2,904,000 valuation allowance has been provided.

5. SHAREHOLDERS' EQUITY

         During July 1999, the Company issued 5,000 shares of its common stock to a consultant for services rendered. The Company charged operations for approximately $16,000 representing the estimated fair market value of the shares issued.

         In conjunction with a 1996 private placement, five-year warrants to purchase 100,000 shares of common stock exercisable at $6.00 per share were granted to the investment banker. The exercise price of these warrants was reduced by the Board of Directors to $5.00 per share during the 1999 fiscal year. These warrants contained a cashless exercise feature which allowed the excess of the common stock market value over the option price to be used as currency to purchase the shares underlying the warrant. In April 1999, the holder converted these warrants to 60,000 shares of the Company's common stock, based on the cashless exercise formula.

         In November 1997, in connection with a private placement, the Company issued 200,000 shares of common stock at $5.00 for cash consideration of $1,000,000. Costs associated with this transaction were $2,841.

6. COMMITMENTS

         a) Licenses and Royalties

         On December 31, 1996, the Company entered into a licensing agreement with Lernout & Hauspie Speech Products N.V. ("L&H") which grants the Company the right to use a certain software object code in the development of its products in exchange for payment of certain amounts for royalties. The agreement runs for a term of four years and provides for the payment of percentage royalties and unit royalties as specified in the agreement. During each of fiscal year 1999 and 1998, the Company incurred $0 and $500,000 of non-refundable royalties, respectively.

                          REGISTRY MAGIC INCORPORATED


                         NOTES TO FINANCIAL STATEMENTS


         On September 25, 1998, the Company entered into a three year licensing agreement with Veritel Corporation of America, Inc. which grants the Company the right to use a certain software object code in the development of its products in exchange for payment of certain royalties. The Company paid a total of $500,000 for the licensing rights. In the third quarter of fiscal 1999, management determined that the related intangible asset was impaired and accordingly, the unamortized amount was changed to expense in 1999.

         On February 5, 1999, the Company entered into a licensing agreement with Phonetic Systems Limited ("PSL") which grants the Company the right to distribute a certain software product as a "private label product". The agreement runs for a term of 2 years and provides for the payment of percentage royalties and unit royalties as specified in the agreement.

         b) Employment Agreements

         In December 1997, the Company entered into a three year employment agreement with its Chairman of the Board which provides for a base salary of $115,500. In the event of a change of control of the Company, where the Chairman is not retained on a comparable basis by new management, the Chairman will receive lump sum payments equivalent to one year's salary. In addition, in the event of the non-renewal of the employment agreement, the Chairman will be entitled to the same lump sum payments.

         In October 1999, the Company entered into a one year employment agreement automatically renewing for one additional year with its president and chief executive officer providing for a base salary of $175,000.

                          REGISTRY MAGIC INCORPORATED


                         NOTES TO FINANCIAL STATEMENTS


         c) Lease

         The Company occupies premises under four operating leases. Rent expense for 1999 and 1998 aggregated approximately $98,000 and $49,000, respectively. Minimum guaranteed lease payments under these leases are as follows:

               Year ended July 31,
               -------------------

               2000                              $113,700
               2001                               106,300
               2002                               110,500
               2003                               114,900
               2004                               120,000
               Thereafter                          50,600
                                                 --------
                                                 $616,000
                                                 ========

7. STOCK BASED COMPENSATION

         In March 1997, the Company adopted a Stock Option Plan (the 1997 "Plan") under which 300,000 shares of common stock are reserved for issuance upon exercise of stock based awards, including non-qualified stock options. The 1997 Plan is also authorized to issue short-term cash incentive awards. The 1997 Plan is administered by either the Board or such committees, officers and/or employees of the Company as the Board may so designate. The purchase price of each share of common stock purchased upon exercise of any option granted is as follows: (i) incentive stock options shall be equal to or greater than the fair market value of the common stock on the date of grant as required under Section 422 of the Internal Revenue Code, (ii) options granted to 10% holders and designated by the plan administrator as incentive stock options shall be at least 110% of the fair market value of the common stock on the date of grant as required under Section 422 of the Internal Revenue Code, (iii) non-employee director options shall be equal to or greater than the fair market value of the common stock on the date of the grant. Pursuant to the plan, options to purchase 47,500 and 34,500 shares of common stock exercisable at $7.88 to $8.00 or the number of already owned shares of stock equal in value to the total exercise price of the option and $3.50 to $7.00 or the number of already owned shares of stock equal in value to the total exercise price of the option, have been granted during the years ended July 31, 1999 and 1998, respectively. These options vest over terms up to five years from the grant date with expiration dates beginning in 2001.

                          REGISTRY MAGIC INCORPORATED


                         NOTES TO FINANCIAL STATEMENTS


         Included in the options granted in fiscal 1998 were four-year options to purchase 14,500 shares at $7.00 which were granted to three consultants for general business services. These options were fully vested at date of grant. In connection with these grants, approximately $49,000 was charged to operations representing the difference between the market price of the stock and the exercise price of the options on the date the options were granted. In addition, during 1998, five-year non-plan options to purchase 6,926 shares at $3.50 were granted to two consultants for general business services. These options were fully vested at date of grant. In connection with these grants, approximately $26,000 was charged to operations representing the difference between the market price of the stock and the exercise price of the options on the date the options were granted.

         In March 1999, the Company adopted a Stock Option Plan (the 1999 "Plan") under which 500,000 shares of common stock are reserved for issuance upon exercise of stock based awards including, non-qualified stock options. The 1999 Plan is also authorized to issue short-term cash incentive awards. The 1999 Plan is administered by either the Board or such committees; officers and/or employees of the Company as the Board may so designate. The purchase price of each share of common stock purchased upon exercise of any option granted is as follows: (i) incentive stock options shall be equal to or greater than the fair market value of the common stock on the date of grant as required under Section 422 of the Internal Revenue Code, (ii) options granted to 10% holders and designated by the plan administrator as incentive stock options shall be at least 110% of the fair market value of the common stock on the date of grant as required under Section 422 of the Internal Revenue Code, (iii) non-employee director options shall be equal to or greater than the fair market value of the common stock on the date of the grant. Pursuant to the 1999 Plan, options to purchase 363,600 shares of common stock exercisable at $3.00 to $3.63 or the number of already owned shares of stock equal in value to the total exercise price of the option, have been granted as of July 31, 1999. These options vest over terms up to five years from the grant date with expiration dates beginning in 2004.

                          REGISTRY MAGIC INCORPORATED


                         NOTES TO FINANCIAL STATEMENTS


         In addition, during fiscal 1999 five-year non-plan options to purchase 570,000 shares of common stock exercisable at $3.75 were granted to three directors and two employees. These options have available a cashless exercise provision whereby the holder can exercise the options based on a formula pursuant to the stock option agreement.

         SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998: no dividend yield percent; expected volatility of 0.500; risk-free interest rate of 5.8% and expected lives ranging between 4 and 5 years for the 1997 Plan, 1999 Plan and non-plan options.

         Under the accounting provisions of SFAS No. 123, the Company's pro forma net loss and loss per share would have been:

          Year ended July 31,                1999               1998
          -------------------             ----------         ----------

          Net loss
              As reported                 $4,501,595         $2,307,486
              Pro forma                   $5,870,748         $2,328,956

          Net loss per common share
              As reported                 $    (.77)         $    (.55)
              Pro forma                   $   (1.01)         $    (.55)

                          REGISTRY MAGIC INCORPORATED


                         NOTES TO FINANCIAL STATEMENTS


         A summary of the status of the Company's fixed stock option plan and non-plan options as of July 31, 1999 and 1998, and changes during the years then ended is presented below:


 Year ended July 31,                               1999                        1998
 -------------------                     -------------------------     -----------------------
                                                         Weighted-                   Weighted-
                                                         Average                     Average
                                                         Exercise                    Exercise
                                            Shares        Price         Shares         Price
                                         ----------    -----------     ---------     ---------
 Outstanding at beginning of year          568,276      $    3.16       526,850      $   3.00
 Granted                                   981,100           3.82        41,426          5.27
 Exercised                                      --             --            --            --
 Forfeited                                  (7,000)          3.50            --            --
                                         ---------      ---------       -------      --------

 Outstanding at end of year              1,542,376           3.58       568,276          3.16
                                         ---------      ---------       -------      --------
 Options exercisable at year-end         1,212,876           3.62       485,101          3.06


 Year ended July 31,                        1999           1998
 -------------------                     ----------     ----------

 Weighted-average fair value of options
 granted during the year:
      Below market                       $      --      $    3.22
      At market                          $    1.93      $    2.34
      Above market                       $      --      $      --


The following table summarizes information about fixed stock options and non-plan options outstanding at July 31, 1999.



                                          Options Outstanding                          Options Exercisable
                           --------------------------------------------------- -------------------------------------
                                                Weighted
                               Number            Average           Weighted           Number             Weighted
           Range of          Outstanding        Remaining           Average          Exercis              Average
           Exercise              at            Contractual          Exercise         -able at             Exercise
             Prices           7/31/99              Life              Price          7/31/99                Price
       ------------           -----------      -----------         ---------        ---------            ---------
       $7.00-$ 8.00               62,000         1.2 years           $ 7.64           62,000               $ 7.64
             $ 5.00               17,000         1.0 year            $ 5.00           17,000               $ 5.00
             $ 3.85              100,000         1.6 year            $ 3.85          100,000               $ 3.85
       $3.50-$ 3.75            1,126,376         3.5 years           $ 3.65          922,376               $ 3.65
             $ 3.00              137,000         5.0 years           $ 3.00           11,500               $ 3.00
             $ 0.50              100,000         0.3 year            $ 0.50          100,000               $ 0.50


                          REGISTRY MAGIC INCORPORATED


                         NOTES TO FINANCIAL STATEMENTS


8. SUBSEQUENT EVENTS

         During October 1999, the Company entered into Settlement Agreements and General Releases with two former employees. Under the terms of these Agreements, the Company dismissed with prejudice a pending action against one of the former employees. Also, as part of these Settlement Agreements the employees sold to the Company 600,000 shares of Common Stock for $60,000. The parties exchanged general releases as part of these Settlement Agreements.