Form 10QSB
period 1999-10-31
REGISTRY MAGIC INC
filed 1999-12-20
CIK 1022959

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended        October 31, 1999
                                         --------------------------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,355,405 shares of Common Stock as of December 16, 1999.

                           REGISTRY MAGIC INCORPORATED

                                      INDEX

PART 1.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Balance Sheets - October 31, 1999 (unaudited) and July 31, 1999

              Condensed Statements of Operations (unaudited) for the Three Months Ended October 31, 1999 and 1998

               Condensed Statements of Cash Flows (unaudited) for the Three
              Months Ended October 31, 1999 and 1998

              Notes to Condensed Financial Statements

Item 2.       Management's Discussion and Analysis and Plan of
              Operation

PART II.      OTHER INFORMATION


Item 2.       Changes in Securities and Use of Proceeds

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

                           REGISTRY MAGIC INCORPORATED

                            CONDENSED BALANCE SHEETS


                                                                                         October 31,         July 31,
                                                                                           1999               1999
                                                                                        -----------       -----------
                                                                                        (unaudited)
                                             ASSETS
Current assets:
   Cash and cash equivalents .....................................................      $ 3,734,055        $ 4,968,294
   Accounts receivable ...........................................................          556,766            602,610
   Inventories ...................................................................          261,507            256,234
   Other current assets ..........................................................           47,510             22,604
                                                                                        -----------        -----------
              Total current assets ...............................................        4,599,838          5,849,742

Property and equipment, net ......................................................          425,209            483,267
Other assets .....................................................................           34,418             39,148
                                                                                        -----------        -----------
                                                                                        $ 5,059,465        $ 6,372,157
                                                                                        ===========        ===========
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities ......................................      $   348,027        $   563,650
                                                                                        -----------        -----------
Total current liabilities .........................................                         348,027            563,650
                                                                                         ==========         ==========

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares
    outstanding...................................................................               --                 --
  Common stock, $.001 par value; 30,000,000 shares authorized; 5,355,405 and
  5,878,000 shares issued and outstanding respectively .........................              5,355              5,878
  Additional paid-in capital .....................................................       13,973,127         14,029,754
  Accumulated deficit ............................................................       (9,267,044)        (8,227,125)
                                                                                        -----------        -----------
               Total shareholders' equity ........................................        4,711,438          5,808,507
                                                                                        -----------        -----------
                                                                                        $ 5,059,465        $ 6,372,157
                                                                                        ===========        ===========


            See accompanying notes to condensed financial statements.

                           Registry Magic Incorporated

                       Condensed Statements of Operations
                                   (Unaudited)

                                                  For the Three Months Ended
                                                          October  31,
                                                  ----------------------------
                                                     1999              1998
                                                  ----------       -----------
Revenues:
Product sales.............................       $   523,458       $   282,038
                                                 -----------       -----------
Total income .............................           523,458           282,038

Costs and expenses:

Cost of goods sold .......................           318,738           103,696

General and administrative ...............           964,367           749,458

Research and development .................           282,324           372,121

Royalty expense ..........................                --           200,000

Depreciation .............................            55,837            40,349

Interest income, net .....................           (57,889)         (120,663)
                                                 -----------       -----------
Total costs and expenses .................         1,563,377         1,344,961
                                                 -----------       -----------
Net loss .................................       $(1,039,919)      $(1,062,923)
                                                 ===========       ===========
Weighted average shares
      outstanding ........................         5,887,649         5,813,000
                                                 ===========       ===========
Net loss per common share (basic and
      diluted) ...........................       $      (.18)      $      (.18)
                                                 ===========       ===========



            See accompanying notes to condensed financial statements.

                           REGISTRY MAGIC INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           For the  Three Months Ended
                                                                    October 31,
                                                         --------------------------------
                                                            1999              1998
                                                         -----------         ------------
Operating Activities:
    Net loss ...................................         $(1,039,919)        $ (1,062,923)
    Adjustments to reconcile net loss to
      net cash in operating activities:
    Depreciation and amortization ..............              55,837               40,349
    Decrease in accounts receivable ............              45,844               18,400
    Increase in inventories ....................              (5,273)             (45,283)
    Increase in other current assets ...........             (24,906)             (15,203)
    Decrease in other assets ...................               4,730               10,835
    Decrease in accounts
      payable and accrued expenses .............            (215,623)            (411,399)
                                                        ------------         ------------
              Net cash used in operating
                activities .....................          (1,179,310)          (1,465,224)

                                                        ------------         ------------
Investing Activities:
    Purchase of equipment ......................                  --             (139,809)
    Sale of equipment ..........................               2,221                   --
    Deferred patent costs ......................                  --                 (411)
                                                        ------------         ------------
              Net cash from (used in)investing
               activities ......................               2,221             (140,220)
                                                        ------------         ------------
Financing Activities:
    Exercise of stock options ..................               2,850                   --
    Repurchase of common stock .................             (60,000)                  --
                                                        ------------         ------------
              Net cash from financing activities             (57,150)                  --
                                                        ------------         ------------
              Net decrease in cash .............          (1,234,239)          (1,605,444)

Cash beginning of period .......................           4,968,294           10,252,511
                                                        ------------         ------------
    Cash end of period .........................        $  3,734,055         $  8,647,067
                                                        ============         ============
    Supplemental disclosures:
    Cash paid for interest: ....................        $         --         $         76
                                                        ============         ============



            See accompanying notes to condensed financial statements.

                           Registry Magic Incorporated
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.        BASIS OF PRESENTATION

         The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended October 31, 1999 are not necessarily indicative of the results to be expected for the year ended July 31, 2000. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-end July 31, 1999.


2.       Stockholders Equity

         In August 1999 a former employee of the Company exercised 90,000 stock options to purchase 77,405 shares of common stock at an exercise price of $.50 per share of common stock. The purchase price consisted of a cash-less exercise provision utilizing 12,595 shares of common stock and $2,850.

         On October 28, 1999 the Company entered into Settlement Agreements and General Releases with two former employees. Under the terms of these agreements the employees sold to the Company 600,000 shares of Common Stock for $60,000. The Company has retired these shares of common stock.

3.      SUBSEQUENT EVENTS

         On December 16, 1999 the Company and Synergex International, of Gold River, Calif., announced the signing of a Letter of Intent that would result in a merger of the two entities. Financial details of the agreement are in the process of being finalized. The merger is subject to, among other things, execution of a definitive agreement and approval of each company's shareholders.

         Synergex is a privately held company that develops and markets Synergy/DE, an integrated set of high-productivity application development tools for building, integrating, and deploying enterprise applications, an increasing number of which are being delivered via Web interfaces.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

          THIS QUARTELY REPORT FORM 10-QSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-QSB, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES ANDASSUMPTIONS INCLUDING THOSE RISKS DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB AS WELL AS IN THIS REPORT ON FORM 10-QSB SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS WE INCLUDE IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE YOU THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.

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

         For the three months ended October 31, 1999, product sales were $523,458 compared to $282,038 for the three months ended October 31, 1998.

         For the three months ended October 31, 1999, cost of sales amounted to $318,738 representing hardware costs associated with the Company's Virtual Operator. For the three months ended October 31, 1998 cost of sales amounted to $103,696 on sales of hardware representing costs associated with the Company's Virtual Operator.

         General and administrative expense increased by $214,909 to $964,367 from $749,458 for the three months ended October 31, 1998. The Company has incurred additional salary and commission expense in the three months ended October 31, 1999 for additional employees hired to market and sell the Virtual Operator, sales commissions and additional office support staff. Effective October 1, 1999 the Company has significantly decreased its administrative and sales staff in order to reduce expenses.

         Research and development expenses for the three months ended October 31, 1999 were $282,324 compared to $372,121 for the three months ended October 31, 1999 a decrease of $89,797. This was due to the Company reducing its development staff. Research and development expenses incurred in the course of establishing technological feasibility of the Company's software applications have been charged to operations pursuant to Statement of Financial Accounting Standards SFAS No.86 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.


         Depreciation expense increased $15,488 for the three months ended October 31, 1999 to $55,837 from $40,349 for the three months ended October 31, 1998, primarily due to the Company purchasing additional computer hardware.

         Interest income net for the three months ended October 31, 1999 amounted to $57,889 compared to $120,663 of interest income net for the three months ended October 31, 1998. The decrease in interest income was due to the Company's reduction in cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 1999, the Company had approximately $3,734,055 in cash and cash equivalents. The Company does not have any available lines of credit. Since inception, and until completion of the Company's public offering in June 1998,the Company financed its operations through loans from the Company's Chairman and his wife and from private placements of both debt and equity. On June 2, 1998, the Company closed an initial public offering of Common Stock. The Company offered and sold 1,600,000 shares of Common Stock at an offering price of $7.25 per share, raising proceeds, net of offering costs, of approximately $9,900,000. On June 26, 1998, through the underwriter's exercise of an over-allotment, the Company sold an additional 220,000 shares of Common Stock raising net proceeds of approximately $1,400,000.

         Net cash used in operating activities decreased by $285,914 to $1,179,310 for the three months ended October 31, 1999 as compared with $1,465,224 during the three months ended October 31, 1998. Net cash used in operating activities was primarily related to the Company's continued expansion of its research and development and sales and marketing efforts.

         Net cash from(used in) investing activities during the three months ended October 31, 1999 and 1998 were $2,221 and ($140,220) respectively. The decrease in expenditures relates to a reduction in purchases of computer equipment and patent application costs.

         Net cash used by financing activities during the three months ended October 31, 1999 and 1998 amounted to $57,150 and $0 respectively. For the three months ended October 31, 1999 The Company repurchased 600,000 shares of common stock from two former employees, the Company also received $2,850 from the exercise of stock options.

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

         Through October 31, 1999, the Company has not incurred material expenses relating to "Year 2000" compliance efforts and believes that the expenses associated with completing its "Year 2000" compliance plans will not have a material adverse impact on the Company's operations. Internal and external expenses specifically associated with modifying internal-use software for the "Year 2000" will be expensed as incurred. The Company's current estimates of the amount of time and expenses necessary to implement and test its computer systems are based on the facts and circumstances existing at this time. Nevertheless, achieving "Year 2000" compliance is dependent on many factors, some of which are not completely within the Company's control. Should either the Company's internal system or the internal systems of one or more significant vendors or suppliers fail to achieve "Year 2000" compliance, the Company's business and its results of operations could be adversely affected.



                           PART II. OTHER INFORMATION


ITEM 2.           Changes in Securities and Use of Proceeds

                           On August 30, 1999 a former employee of the Company
                  exercised stock options to purchase 77,405 shares of common stock.

                           In October 1999 the Company entered into Settlement
                  Agreements and General Releases with two former employees. Under the terms of these agreements the employees sold to the Company 600,000 shares of Common Stock for $60,000.

ITEM 5.  OTHER INFORMATION

                           On December 16, 1999 The Company and Synergex
                  International, of Gold River, Calif., announced the signing of a Letter of Intent that would result in a merger of the two entities. Financial details of the agreement are in the process of being finalized. The merger is subject to, among other things, execution of a definitive agreement and approval of each company's shareholders.

                           Synergex is a privately held company that develops
                  and markets Synergy/DE, an integrated set of high-productivity application development tools for building, integrating, and deploying enterprise applications, an increasing number of which are being delivered via Web interfaces.


ITEM 6.        Exhibits and Reports on Form 8-K

              (a) Exhibits required by item 601 of Regulation S-B

                  The following exhibits are filed as part of this report:

                  27.1  Financial Data Schedule

                  99.1  Press release dated December 16, 1999.

              (b) Reports on Form 8-K

                      On August 6, 1999 the Company filed a current report on Form 8-K disclosing the resignations of two directors of the Company.

         On August 25, 1999 the Company filed a current report on Form 8-K announcing the filing of a lawsuit against the Company's former President. On October 29, 1999 the Company filed a current report on Form 8-K announcing that the Company entered a Settlement Agreement and General Releases with the Company's former President which included a buyback of common stock. Additionally, the Company announced an agreement with aformer Vice President to buy back common stock. The parties also exchanged mutual general releases.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Companyhas duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           REGISTRY MAGIC INCORPORATED




                                       By: /s/ Bruce Carlsmith
                                           -------------------------------------
                                           Bruce Carlsmith
                                           President and Chief Executive Officer



                                       By: /s/ Martin Scott
                                           -------------------------------------
                                           Martin Scott, Secretary,
                                           Treasurer and Principal Financial
                                           and Accounting Officer

DATED: December 20, 1999