Form 10QSB
period 2000-01-31
REGISTRY MAGIC INC
filed 2000-03-16
CIK 1022959

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended        January 31, 2000
                                         ------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________


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


          3998 FAU Boulevard, Suite 200-105, Boca Raton, Florida 33431
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 367-0408
                         -------------------------------
                           (Issuer's telephone number)


        One South Ocean Boulevard, Suite 206, Boca Raton, Florida 33432
--------------------------------------------------------------------------------
              (Former Name, former address and former fiscal year, if changed since last Report.)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,355,405 shares of Common Stock as of March 16, 2000.

                           REGISTRY MAGIC INCORPORATED

                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets - January 31, 2000 (unaudited) and
         July 31, 1999

         Condensed Statements of Operations (unaudited) for the Three Months and Six Months Ended January 31, 2000 and 1999

         Condensed Statements of Cash Flows (unaudited) for the six Months Ended January 31, 2000 and 1999

         Notes to Condensed Financial Statements

Item 2.  Management's Discussion and Analysis and Plan of
         Operation

PART II. OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

                           REGISTRY MAGIC INCORPORATED

                            CONDENSED BALANCE SHEETS

                                                                                     January 31,         July 31,
                                                                                        2000               1999
                                                                                     ------------       ------------
                                                                                     (unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents ..................................................      $  2,958,109       $  4,968,294
   Accounts receivable ........................................................           630,416            602,610
   Inventories ................................................................           186,667            256,234
   Other current assets .......................................................            60,803             22,604
                                                                                     ------------       ------------
              Total current assets ............................................         3,835,995          5,849,742

Property and equipment, net ...................................................           373,676            483,267
Other assets ..................................................................            64,210             39,148
                                                                                     ------------       ------------
                                                                                     $  4,273,881       $  6,372,157
                                                                                     ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities ...................................      $    248,668       $    563,650
                                                                                     ------------       ------------
Total current liabilities .....................................................           248,668            563,650
                                                                                     ------------       ------------

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares
    outstanding ...............................................................                --                 --
  Common stock, $.001 par value; 30,000,000 shares authorized; 5,355,405 and
  5,878,000 shares issued and outstanding respectively ........................             5,355              5,878
  Additional paid-in capital ..................................................        13,973,126         14,029,754
  Accumulated deficit .........................................................        (9,953,268)        (8,227,125)
                                                                                     ------------       ------------
               Total shareholders' equity .....................................         4,025,213          5,808,507
                                                                                     ------------       ------------
                                                                                     $  4,273,881       $  6,372,157
                                                                                     ============       ============



            See accompanying notes to condensed financial statements.

                           Registry Magic Incorporated
                       Condensed Statements of Operations
                                   (Unaudited)


                                                            For the Three Months                  For the Six Months
                                                               Ended January 31,                   Ended January 31,
                                                       -----------------------------       -----------------------------
                                                            1999              2000              1999              2000
                                                       -----------       -----------       -----------       -----------
Revenues:
  Product sales .................................      $   260,541       $   788,523       $   784,000       $ 1,070,562
                                                       -----------       -----------       -----------       -----------
    Total revenues ..............................          260,541           788,523           784,000         1,070,562
Costs and expenses:
  Cost of goods sold ............................          231,601           228,954           550,239           332,649
  General and administrative ....................          545,987         1,020,231         1,510,355         1,769,686
  Research and development ......................          165,439           391,307           447,764           763,427

  Royalty expense ...............................               --           300,000                --           500,000
  Depreciation and amortization .................           54,140            49,039           109,977            89,388

Interest expense (income), net ..................          (50,303)          (96,754)         (108,192)         (217,417)
                                                       -----------       -----------       -----------       -----------
    Total costs and expenses ....................          946,864         1,892,777         2,510,143         3,237,733
                                                       -----------       -----------       -----------       -----------
    Net loss ....................................      $  (686,323)      $(1,104,254)      $(1,726,143)      $(2,167,171)
                                                       ===========       ===========       ===========       ===========
Weighted average shares outstanding .............        5,355,405         5,813,000         5,754,494         5,813,000
Net loss per common share (basic and diluted) ...      $     (0.13)      $     (0.19)      $      (.30)      $     (0.37)
                                                       ===========       ===========       ===========       ===========



            See accompanying notes to condensed financial statements.

                           REGISTRY MAGIC INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                  For the
                                                             Six Months Ended
                                                                January 31,
                                                      -------------------------------
                                                          2000               1999
                                                      ------------       ------------
Operating Activities:
  Net loss .....................................      $ (1,726,143)      $ (2,167,171)
  Adjustments to reconcile net loss to
     net cash in operating activities:
  Depreciation and amortization ................           109,977             89,388
  (Increase) in accounts receivable ............           (27,806)          (577,457)
  (Increase) decrease in inventories ...........            69,569            (72,424)
  (Increase) in other current assets ...........           (38,199)            (3,823)
  (Increase) decrease in other assets ..........           (25,062)            10,186
  (Decrease) in accounts
     payable and accrued expenses ..............          (314,985)          (196,170)
                                                      ------------       ------------
        Net cash used in operating activities ..        (1,952,649)        (2,917,471)
                                                      ------------       ------------
Investing Activities:
  Purchase of equipment ........................              (386)          (244,975)
  Deferred patent costs ........................                --             (2,716)
                                                      ------------       ------------
        Net cash used in investing activities ..              (386)          (247,691)
                                                      ------------       ------------
Financing Activities:
  Exercise of stock options ....................             2,850
  Repurchase of Common Stock ...................           (60,000)                --
                                                      ------------       ------------
        Net cash from financing activities .....           (57,150)                --
                                                      ------------       ------------
          Net decrease in cash .................        (2,010,185)        (3,165,162)

Cash beginning of period .......................         4,968,294         10,252,511
                                                      ------------       ------------
  Cash end of period ...........................      $  2,958,109       $  7,087,349
                                                      ============       ============
  Supplemental disclosures:
  Cash paid for interest: ......................      $          0       $         76
                                                      ============       ============
  Cash paid for income taxes....................      $          0       $          0
                                                      ============       ============



See accompanying notes to condensed financial statements.

                           Registry Magic Incorporated
                    Notes to Condensed Financial Statements
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month and six-month period ended January 31, 2000 are not necessarily indicative of the results to be expected for the year ended July 31, 2000. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-ended July 31, 1999.

2.       ACCOUNTS RECEIVABLE

         Accounts receivable consisted of the following:

                                             January 31, 2000
                                             ---------------
         Trade accounts receivable              $ 972,782
         Allowance for doubtful accounts         (342,366)
                                                ---------
                  Total                         $ 630,416
                                                =========

3.       INVENTORIES

         Inventories are stated as the lower of cost or market. Cost is determined using the first-in first-out method.

                                            January 31, 2000
                                            ----------------
         Computer components                    $ 221,387
         Allowance for obsolescence               (34,720)
                                                ---------
                 Total                          $ 186,667
                                                =========

4.       STOCKHOLDERS' EQUITY

         In connection with the Company's initial public offering, five-year warrants to purchase 24,000 shares of common stock exercisable at $9.0625 were granted to an investment banker's representative. The exercise price of these warrants was reduced by the Board of Directors to $4.53 during the quarter ended January 31, 2000.


5.       PROPOSED MERGER

         On February 11, 2000, Registry Magic Incorporated ("Registry Magic") and Synergex International Corporation ("Synergex") entered into an Agreement and Plan of Merger, (the "Merger Agreement"), which provides, among other things, that, upon the terms and subject to conditions thereof, Synergex will merge with and into a wholly-owned subsidiary of Registry Magic (the "Merger Subsidiary") to be formed solely for purposes of effecting the merger (the "Merger"). The Merger Subsidiary will be the surviving corporation in the Merger. In the Merger, all outstanding shares of common stock of Synergex shall be converted into the right to receive an aggregate of 1,000,000 shares of Registry Magic common stock, $.001 par value per share and shares of Registry Magic's Series A 6% Cumulative Non-Voting Convertible Preferred Stock, having an aggregate face value of $8,000,000 and a conversion price of the lesser of (i) four dollars ($4.00) per share, or (ii) the average of the closing bid and asked price of Registry Magic's common stock for the ninety trading day period immediately preceding the date of conversion; provided, however, the conversion price shall not be less than two dollars ($2.00) per share.

         On February 28, 2000, Registry Magic Incorporated and Synergex International Corporation entered into a management services agreement whereby Synergex agreed to provide Registry Magic executive accounting, sales, marketing and other management services as agreed upon by the parties. The services currently contemplated include sales and marketing assistance, support in preparation of periodic income and cash flow statements, assistance in the preparation and filing of SEC Securities Exchange Act filings, supervision of staff, and certain other financial and customer account matters. The term of the agreement began February 24, 2000 and will continue in effect until May 23, 2000 and thereafter for successive one-month terms, unless terminated pursuant to the agreement. Registry will pay Synergex a monthly fee of $10,000 plus all out-of-pocket travel expenses reasonably incurred in connection with services provided. For any successive terms, the fee will be as agreed by the parties; provided, however, that the monthly fee during any successive term shall not be lower than $10,000, unless Synergex's duties are decreased proportionately. In addition, in the event that the Merger between Registry Magic and Synergex does not close, Registry Magic shall pay Synergex an additional fee equal to the product of $10,000 times the number of months from the effective date of the management services agreement until termination or expiration.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

         This Quarterly Report on Form 10-QSB contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this Form 10-QSB, are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions including risks relating to our limited operating history and operations losses; significant capital requirements; development of markets required for successful performance by the Company as well as other risks described in the Company's Annual Report on Form 10-KSB as well as in this report on Form 10-QSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Although the Company believes that the expectations we include in such forward-looking statements are reasonable, we cannot assure you that these expectations will prove to be correct.

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.


OVERVIEW

         Registry Magic was organized to design, develop, commercialize and market proprietary products and professional services that exploit recent advances in speech recognition technologies. The products currently marketed or under development by the Company have the objective of enabling a user to speak into a telephone or to a computer in a natural conversational manner and, in turn, have the product listen, understand and respond by performing tasks or retrieving information.

         The Company's products and services, among other things, will (i) substantially eliminate the need for touch-tone menus, (ii) reduce operational costs by performing repetitive tasks of live employees and (iii) allow for the access of information from anywhere and at anytime through speech. The Company's business strategy is to focus on products and pricing models that produce revenue on a transaction or recurring basis.

         While the Company is beginning to generate some limited revenues, the Company's expenses continue to significantly exceed revenues currently and for the foreseeable future. There can be no assurance that product installations, royalties or licensing will generate sufficient revenues to enable the Company to operate profitably during its 2000 fiscal year or thereafter.

         The Company is subject to all of the risks inherent in the establishment of a new business enterprise. To address these risks, the Company must, among other things, increase the number of key customer installations, enter into successful distribution arrangements, respond to competitive developments, and attract, retain and motivate qualified personnel. Failure to achieve one or more of these goals could have a material adverse effect upon the Company's business, operating results and financial condition.

RESULTS OF OPERATIONS

         Since its inception in October 1995, the Company's efforts have been principally devoted to research, development and design of products, marketing activities and raising capital.

         For the three months ended January 31, 2000, product sales were $260,541 as compared to $788,523 for the three months ended January 31, 1999. The Company recorded $150,000 in revenues for a joint development project and $200,000 for licensing fees for the three months ended January 31, 1999, no such services were performed for the three months ended January 31, 2000. For the six months ended January 31, 2000 product sales were $784,000 as compared to $1,070,562 for the six months ended January 31, 1999. The decrease in sales resulted from no joint development projects and licensing fees and a corporate restructuring to prepare for the planned merger with Synergex International Corporation. As part of the restructuring, certain sales staff and other staff not directly focussed on strategic projects were terminated.

         For the three months ended January 31, 2000, cost of goods sold amounted to $231,601 compared to $228,954 for the three months ended January 31, 1999 an increase of $2,647, representing hardware costs associated with the Company's Virtual Operator. For the six months ended January 31, 2000, cost of goods sold amounted to $550,239 compared to $332,649 for the six months ended January 31, 1999 an increase of $217,590, representing hardware costs associated with the Company's Virtual Operator. Cost of goods sold increased as a percent of sales due to a proportionate increase in lower margin hardware sales. For the three months ended January 31, 2000 the Company increased its inventory reserve by $28,589.

         General and administrative expense decreased by $474,244 to $545,987 for the three months ended January 31, 2000 from $1,020,231 for the three months ended January 31, 1999. General and administrative expense decreased by $259,331 from $1,769,686 for the six months ended January 31, 2000 to $1,510,355 for the six months ended January 31, 1999. The reduction in general and administrative expense was due to decreased administrative and sales staff.

         Royalty expense was $0 for the three and six months ended January 31, 2000 compared to $300,000 and $500,000 for the three and six months ended January 31, 1999, respectively.

         Research and development expenses for the three months ended January 31, 2000 were $165,439 compared to $391,307 for the three months ended January 31, 1999, a decrease of $225,868. Research and development expenses for the six months ended January 31, 2000 were $447,764 compared to $763,427 for the six months ended January 31, 1999, a decrease of $315,663. The Company has reduced development staff in order to focus on strategic product development. Research and development expenses incurred in the course of establishing technological feasibility of the Company's software applications have been charged to operations pursuant to Statement of Financial Accounting Standards"SFAS" No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed".

         Depreciation expense increased $5,101 for the three months ended January 31, 2000 to $54,140 from $49,039 for the three months ended January 31, 1999. Depreciation expense increased $20,589 for the six months ended January 31, 2000 to $109,977 from $89,388 for the six months ended January 31, 1999 primarily due to the Company purchasing additional computer hardware.

         Interest income net for the three months ended January 31, 2000 amounted to $50,303 compared to $96,754 for the three months ended January 31, 1999. Interest income for the six months ended January 31, 2000 amounted to $108,192 compared to interest income of $217,417 for the six months ended January 31, 1999. The decrease in interest income was due to the reduction in the Company's cash balances.


LIQUIDITY AND CAPITAL RESOURCES

         As of January 31, 2000, the Company had $2,958,109 in cash and cash equivalents. The Company does not have any available lines of credit. Since inception, and until completion of the Company's public offering in June 1998, the Company financed its operations through loans from the Company's Chairman and his wife and from private placements of both debt and equity. On June 2, 1998, the Company closed an initial public offering of Common Stock. The Company offered and sold 1,600,000 shares of Common Stock at an initial public offering price of $7.25 per share, raising proceeds, net of offering costs, of approximately $9,900,000. On June 26, 1998 the Company closed on the underwriting over-allotment. The Company sold an additional 220,000 shares of Common Stock at an initial public offering price of $7.25 per share, raising proceeds, net of offering costs of approximately $1,400,000.

         Net cash used in operating activities decreased by $964,822 to $1,952,649 from $2,917,471 for the six months ended January 31, 1999. Net cash used in operating activities primarily related to the Company's research and development and sales and marketing efforts.

         Net cash used in investing activities during the six months ended January 31, 2000 and 1999 was $386 and $247,691 respectively. The decrease in expenditures primarily related to a decrease in purchases of computer equipment and patent costs.

         Net cash used in financing activities during the six months ended January 31, 2000 amounted to $57,150. The Company repurchased 600,000 shares of common stock from two former employees. The Company also received $2,850 from the exercise of stock options.

PART II. OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

         None

ITEM 5.  Other Information

         On February 28, 2000, Registry Magic Incorporated and Synergex International Corporation entered into a management services agreement whereby Synergex agreed to provide Registry Magic executive accounting, sales, marketing and other management services as agreed upon by the parties. The services currently contemplated include sales and marketing assistance, support in preparation of periodic income and cash flow statements, assistance in the preparation and filing of SEC Securities Exchange Act filings, supervision of staff, and certain other financial and customer account matters. The term of the agreement began February 24, 2000 and will continue in effect until May 23, 2000 and thereafter for successive one-month terms, unless terminated pursuant to the agreement. Registry will pay Synergex a monthly fee of $10,000 plus all out-of-pocket travel expenses reasonably incurred in connection with services provided. For any successive terms, the fee will be as agreed by the parties; provided, however, that the monthly fee during any successive term shall not be lower than $10,000, unless Synergex's duties are decreased proportionately. In addition, in the event that the proposed merger between Registry Magic and Synergex does not close, Registry Magic shall pay Synergex an additional fee equal to the product of $10,000 times the number of months from the effective date of the management services agreement until termination or expiration. Registry Magic, Synergex and RMAG Acquisition Corp, a wholly owned subsidiary of Registry Magic, had previously entered into an Agreement and Plan of Merger on February 11, 2000, subject to, among other conditions, applicable approval of shareholders of the respective companies.

         On February 24, 2000, Bruce Carlsmith was terminated as Chief Executive Officer and resigned as a director of the Company. In addition, also on February 24, 2000, Lawrence Cohen the Company's Chairman of the Board was named Acting President and Chief Executive Officer.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits required by item 601 of Regulation S-B

                  The following exhibits are filed as part of this report:

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports were filed during the period ended January 31, 2000.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               REGISTRY MAGIC INCORPORATED

                                By: /s/ Lawrence Cohen
                                    ---------------------------------
                                    Lawrence Cohen
                                    Acting President and Chief Executive Officer

                                By: /s/ Martin Scott
                                    ---------------------------------
                                    Martin Scott, Secretary,
                                    Treasurer and Principal Financial
                                     and Accounting Officer



Dated: March 16, 2000