Form 10QSB
period 2000-04-30
REGISTRY MAGIC INC
filed 2000-06-14
CIK 1022959

           Form 10QSB for REGISTRY MAGIC INC filed on June 12, 2000
                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 2000

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

           6251 Park of Commerce Boulevard, Boca Raton, Florida 33487
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 994-3223
                         -------------------------------
                           (Issuer's telephone number)

          3998 FAU Boulevard, Suite 200-105, Boca Raton, Florida 33431
-------------------------------------------------------------------------------
              (Former Name, former address and former fiscal year,
                         if changed since last Report.)

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,380,068 shares of Common Stock as of May 24, 2000.

                           REGISTRY MAGIC INCORPORATED

                                      INDEX

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Balance Sheets - April 30, 2000 (unaudited) and
         July 31, 1999

         Condensed Statements of Operations (unaudited) for the Three and Nine Months Ended April 30, 2000 and 1999

         Condensed Statements of Cash Flows (unaudited) for the Nine Months Ended April 30, 2000 and 1999

         Notes to Condensed Financial Statements

Item 2.  Management's Discussion and Analysis and Plan of
         Operation

PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Item 6.  Exhibits and Reports on Form 8-K

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements


                           REGISTRY MAGIC INCORPORATED
                            CONDENSED BALANCE SHEETS

                                                                                      APRIL 31,          JULY 31,
                                                                                        2000               1999
                                                                                     ------------       ------------
                                                                                     (unaudited)
                                     ASSETS

Current assets:
   Cash and cash equivalents ..................................................      $  2,583,454       $  4,968,294
   Accounts receivable ........................................................           456,487            602,610
   Inventories ................................................................           163,744            256,234
   Due from related parties ...................................................           100,000                 --
   Other current assets .......................................................            18,453             22,604
                                                                                     ------------       ------------
              Total current assets ............................................         3,322,138          5,849,742

Property and equipment, net ...................................................           325,278            483,267
Capitalized merger expenses ...................................................           112,932                 --
Other assets ..................................................................             3,892             39,148
                                                                                     ------------       ------------
                                                                                     $  3,764,240       $  6,372,157
                                                                                     ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

   Accounts payable and accrued liabilities ...................................      $    248,119       $    563,650
                                                                                     ------------       ------------
Total current liabilities .....................................................           248,119            563,650
                                                                                     ------------       ------------

Shareholders' equity:

  Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares
    outstanding ...............................................................                --                 --
  Common stock, $.001 par value; 30,000,000 shares authorized; 5,380,068 and
    5,878,000 shares issued and outstanding respectively ......................             5,380              5,878
  Additional paid-in capital ..................................................        13,973,102         14,029,754
  Accumulated deficit .........................................................       (10,462,361)        (8,227,125)
                                                                                     ------------       ------------
               Total shareholders' equity .....................................         3,516,121          5,808,507
                                                                                     ------------       ------------
                                                                                     $  3,764,240       $  6,372,157
                                                                                     ============       ============





            See accompanying notes to condensed financial statements.

                          REGISTRY MAGIC INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                            APRIL 30,                            APRIL 30,
                                                 -----------------------------       -----------------------------
                                                     2000              1999              2000              1999
                                                 -----------       -----------       -----------       -----------
Revenues ..................................          166,561          624,982             950,561       1,694,409
                                                 -----------      -----------         -----------     -----------
Costs and expenses:
  Cost of goods sold ......................           61,225          302,746             611,402         628,838
  General and administrative ..............          477,188          894,477           1,987,540       2,668,366
  Research and development ................           94,487          398,614             543,614       1,162,043
  Royalty expense .........................               --               --                  --         500,000
  Depreciation and amortization ...........           51,052           52,369             161,030         141,757
  Management Fees .........................           30,000               --              30,000              --

Interest (income) expense, net ............          (39,597)         (74,485)           (147,789)       (291,903)
                                                 -----------      -----------         -----------     -----------
Total costs and expenses ..................          674,355        1,573,721           3,185,797       4,809,101
                                                 -----------      -----------         -----------     -----------
Net loss ..................................      $  (507,794)     $  (948,739)        $(2,235,236)    $(3,114,692)
                                                 ===========      ===========         ===========     ===========
Weighted average shares
  outstanding .............................        5,358,890        5,818,393           5,542,991       5,814,758
Net loss per common share (basic
  and diluted) ............................      $      (.09)     $      (.16)        $      (.40)    $      (.54)
                                                 ===========      ===========         ===========     ===========




            See accompanying notes to condensed financial statements.

                           REGISTRY MAGIC INCORPORATED
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    FOR THE
                                                                NINE MONTHS ENDED
                                                                   APRIL 30,
                                                        -------------------------------
                                                            2000               1999
                                                        ------------       ------------
Operating Activities:
  Net loss ..................................        $ (2,235,236)        $ (3,114,692)
  Adjustments to reconcile net loss to
    net cash in operating activities:
  Depreciation ..............................             161,030              141,757
  Decrease(increase) in accounts receivable .             146,123             (481,699)
  Decrease (increase) in inventories ........              92,490              (66,582)
  Decrease in other current assets ..........               4,151                5,511
  Decrease (increase) in other assets .......              35,256                8,462
  (Decrease) in accounts payable and
    accrued liabilities .....................            (315,531)            (196,096)
                                                     ------------         ------------
       Net cash used in operating activities           (2,111,717)          (3,703,339)
                                                     ------------         ------------
Investing Activities:
  Purchase of equipment .....................              (3,041)            (282,563)
  Deferred patent costs .....................                  --              (11,279)
  Capitalized merger costs ..................            (112,932)                  --
                                                     ------------         ------------
       Net cash used in investing
         activities .........................            (115,973)            (293,842)
                                                     ------------         ------------
Financing Activities:
  Exercise of stock options .................               2,850                   --
  Due from related parties ..................            (100,000)                  --
  Repurchase of Common Stock ................             (60,000)                  --
                                                     ------------         ------------
       Net cash from financing activities ...            (157,150)                  --
                                                     ------------         ------------
       Net decrease in cash .................          (2,384,840)          (3,997,181)

Cash beginning of period ....................           4,968,294           10,252,511
                                                     ------------         ------------
Cash end of period ..........................        $  2,583,454         $  6,255,330
                                                     ============         ============
Supplemental Disclosures:
Cash paid for interest ......................                  --         $         76
                                                     ============         ============
Cash paid for income taxes ..................        $         --         $         --
                                                     ============         ============

Common stock issued for stock option exercise        $         25         $         --
                                                     ============         ============



            See accompanying notes to condensed financial statements.

                           REGISTRY MAGIC INCORPORATED
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month and nine-month periods ended April 30, 2000 are not necessarily indicative of the results to be expected for the year ended July 31, 2000. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year end July 31, 1999.

2.       ACCOUNTS RECEIVABLE

         Accounts receivable consisted of the following:

                                           APRIL 30, 2000
                                           --------------
         Trade accounts receivable            $801,920
         Allowance for doubtful accounts      (345,433)
                                              --------
                  Total                       $456,487
                                              ========


3.       INVENTORIES

         Inventories are stated as the lower of cost or market. Cost is determined using the first-in first-out method.

                                            APRIL 30, 2000
                                            --------------
         Computer components                   $198,464
         Allowance for obsolescence             (34,720)
                                               --------
              Total                            $163,744
                                               ========

4.       Due From Related Parties


         Registry Magic, Incorporated the ("Company") has agreed to advance to Synergex International Corporation ("Synergex") up to fifty thousand dollars ($50,000) per month (or a total of $150,000) between April 1, 2000 and June 30, 2000. In the event that the planned merger between the Company and Synergex does not close, Synergex will pay to the order of the Company the principal sum of One Hundred Fifty Thousand Dollars ($150,000) or so much thereof as may have been advanced and outstanding there under, with interest thereon at the rate per annum equal to the Prime plus two percent, in accordance with the provisions of a promissory note between the parties. The principal amount outstanding plus interest will be payable in full in thirty-six (36) equal monthly payments beginning on July 1, 2000 (unless extended by the Company). At April 30, 2000, the total of these advances was $100,000.

5.       Capitalized Merger Expenses

         Capitalized merger expenses represent legal and accounting fees associated with the Company's proposed merger with Synergex. These costs will be treated as part of the purchase price of the Synergex acquisition upon the completion of the merger.

6.       Stockholders Equity

         In April 2000 a former director and an officer of the Company converted 85,000 common stock options exercisable at $3.75 into 24,663 shares of common stock. These options contained a cashless exercise feature, which allowed the excess of the common stock market value over the option price to be used as currency to purchase the shares underlying the option.

7.       Management Fees


         On February 28, 2000, the Company and Synergex entered into a management services agreement whereby Synergex agreed to provide the Company executive accounting, sales, marketing and other management services as agreed upon by the parties. The services currently provided include sales and marketing assistance, support in preparation of periodic income and cash flow statements, assistance in the preparation and filing of securities filings, supervision of staff, and certain other financial and customer account matters. The term of the agreement began February 24, 2000 and will continue in effect until May 23, 2000 and thereafter for successive one-month terms, unless terminated pursuant to the agreement. Registry will pay Synergex a monthly fee of $10,000 plus all out-of-pocket travel expenses reasonably incurred in connection with services provided. For any successive terms, the fee will be as agreed by the parties; provided, however, that the monthly fee during any successive term shall not be lower than $10,000, unless Synergex's duties are decreased proportionately. In addition, in the event that the proposed merger between the Company and Synergex does not close, the Company shall pay Synergex an additional fee equal to the product of $10,000 times the number of months from the effective date of the management services agreement until termination or expiration. At April 30, 2000, the total management fees paid to Synergex was $30,000.


8.       PROPOSED MERGER

         On February 11, 2000, the Company entered into an Agreement and Plan of Merger, (the "Merger Agreement"), which provides, among other things, that, upon the terms and subject to conditions thereof, Synergex will merge with and into a wholly-owned subsidiary of Registry Magic (the "Merger Subsidiary") to be formed solely for purposes of effecting the merger (the "Merger"). The Merger Subsidiary will be the surviving corporation in the Merger. In the Merger, all outstanding shares of common stock of Synergex shall be converted into the right to receive an aggregate of 1,000,000 shares of Registry Magic common stock, $.001 par value per share and shares of Registry Magic's Series A 6% Cumulative Non-Voting Convertible Preferred Stock, having an aggregate face value of $8,000,000 and a conversion price of the lesser of (i) four dollars ($4.00) per share, or (ii) the average of the closing bid and asked price of Registry Magic's common stock for the ninety trading day period immediately preceding the date of conversion; provided, however, the conversion price shall not be less than two dollars ($2.00) per share.

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

OVERVIEW

         The Company was organized to design, develop, commercialize and market proprietary products and professional services that exploit recent advances in speech recognition technologies. The products currently marketed or under development by the Company have the objective of enabling a user to speak into a telephone or to a computer in a natural conversational manner and, in turn, have the product listen, understand and respond by performing tasks or retrieving information.

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

         For the three months ended April 30, 2000, product sales were $166,561 as compared to $624,982 for the three months ended April 30, 1999. For the nine months ended April 30, 2000 product sales were $950,561 as compared to $1,694,409 for the nine months ended April 30, 1999. The decrease in sales resulted from an end to joint development projects and licensing fees and a corporate restructuring to prepare for the planned merger with Synergex International Corporation. As part of the restructuring, certain sales staff and other staff not directly focussed on strategic projects were terminated.

         For the three months ended April 30, 2000, cost of goods sold amounted to $61,225 on sales of $166,561, compared to cost of goods sold of $302,746 on sales of $624,982 for the three months ended April 30, 1999 representing hardware costs associated with the Company's Virtual Operator. Cost of goods sold decreased as a percent of sales for the three months ended April 30, 2000 due to large sales, which carried high margins. For the nine months ended
April 30, 2000, cost of goods sold amounted to $611,402 on sales of $950,561, compared to cost of goods sold of $628,838 on sales of $1,694,409 for the nine months ended April 30, 1999 representing hardware costs associated with the Company's Virtual Operator. For the nine months ended April 30, 2000 the Company increased its inventory reserve by $34,720.

         General and administrative expense decreased by $417,289 from $894,477 for the three months ended April 30, 1999 to $477,188 for the three months ended April 30, 2000. General and administrative expense decreased by $680,826 from $2,668,366 for the nine months ended April 30, 1999 to $1,987,540 for the nine months ended April 30, 2000. The reduction in general and administrative expense was due to decreased administrative and sales staff. The decrease in staff was due to the termination of all staff not directly focused on strategic projects.

         Research and development expenses for the three months ended April 30, 2000 were $94,487 compared to $398,614 for the three months ended April 30, 1999, a decrease of $304,127. Research and development expenses for the nine months ended April 30, 2000 were $543,614 compared to $1,162,043 for the nine months ended April 30, 1999, a decrease of $618,429. The Company has reduced development staff in order to focus on strategic product development. Research and development expenses incurred in the course of establishing technological feasibility of the Company's software applications have been charged to operations pursuant to Statement of Financial Accounting Standards "SFAS" No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed."

         Royalty expenses for the nine months ended April 30, 2000 were $0 as compared to $500,000 for the nine months ended April 30, 1999. This is due to no new royalty agreements being entered into.

         Depreciation expense decreased $1,317 for the three months ended April 30, 2000 to $51,052 from $52,369 for the three months ended April 30, 1999. Depreciation expense increased $19,273 for the nine months ended April 30, 2000 to $161,030 from $141,757 for the nine months ended April 30, 1999 primarily due to the Company purchasing additional computer hardware.

         Interest income net for the three months ended April 30, 2000 amounted to $39,597 compared to $74,485 of interest income net for the three months ended April 30, 1999. Interest income for the Nine months ended April 30, 2000 amounted to $147,789 compared to interest income of $291,903 for the Nine months ended April 30, 1999. The decrease in interest income was due to the reduction in the Company's cash balances. Such funds are invested in money market accounts and high grade short-term corporate paper.

LIQUIDITY AND CAPITAL RESOURCES

         As of April 30, 2000, the Company had $2,583,454 in cash and cash equivalents. The Company does not have any available lines of credit. Since inception, and until completion of the Company's public offering in June 1998, the Company financed its operations through loans from the Company's Chairman and his wife and from private placements of both debt and equity. On June 2, 1998, the Company closed an initial public offering of Common Stock. The Company offered and sold 1,600,000 shares of Common Stock at an initial public offering price of $7.25 per share, raising proceeds, net of offering costs, of approximately $9,900,000. On June 26, 1998 the Company closed on the underwriting over-allotment. The Company sold an additional 220,000 shares of Common Stock at an initial public offering price of $7.25 per share, raising proceeds, net of offering costs of approximately $1,400,000.

         Net cash used in operating activities decreased by $1,378,690 to $2,111,717 for the nine months ended April 30, 2000 from $3,703,339 for the nine months ended April 30, 1999. The decrease in net cash used in operating activities is primarily due to the Company's reduction in research and development and sales and marketing efforts.

         Net cash used in investing activities during the nine months ended April 30, 2000 and 1999 was $115,913 and $293,842 respectively. The expenditures primarily related to purchases of computer equipment and expenses associated with the upcoming merger.

         Net cash from financing activities during the nine months ended April 30, 1999 amounted to $0 and $57,150 for the nine months ended April 30, 2000. The Company repurchased 600,000 shares of common stock from two former employees. The Company also received $2,850 from the exercise of stock options. The Company also advanced Synergex $100,000.

DUE FROM RELATED PARTIES

       The Company has agreed to advance to Synergex up to fifty thousand dollars ($50,000) per month (or a total of $150,000) between April 1, 2000 and June 30, 2000. In the event that the planned merger between the Company and Synergex does not close, Synergex will pay to the order of the Company the principal sum of one hundred fifty thousand Dollars ($150,000) or so much thereof as may have been advanced and outstanding hereunder, with interest thereon at the rate per annum equal to the Prime Rate plus two percent. The principal amount outstanding plus interest will be payable in full in thirty-six
(36) equal monthly payments beginning on July 1, 2000 (unless extended by the Company).

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

         On April 21, 2000, the Company filed an action in the Circuit Court in Palm Beach County entitled REGISTRY MAGIC INCORPORATED VS. FORESIGHT TECHNOLOGY, WILLIAM F. BURBANK, JOSE FERRER, NEIL PORTNEY, FRED PALACIOS, JOHN IACOVELLI, JOHN PALLARIA, WALTER A. NAWROCKI, IV, AND DOES 1-100, INCLUSIVE. Case No. CL 00-3946 AF. The Complaint seeks damages for fraud, breach of fiduciary duty, unlawful interference with contractual relationship, usurpation of corporate opportunities, misappropriation of trade secrets, conversion, constructive trust, injunctive relief and defamation. Based upon conversations with management of the Company, a Notice of Dropping Walter A. Nawrocki, IV, was filed on May 16, 2000. A Motion to Dismiss the Complaint was served on behalf of the remaining Defendants on or about May 23, 2000. The Defendants also served a Request for Production, Interrogatories, and Request for Admissions on May 19, 2000. Responses to said Discovery have not yet been served. At this early stage of the litigation, we are unable to determine on the likelihood of an outcome.

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

                         REGISTRY MAGIC INCORPORATED

                          By: /s/ Lawrence Cohen
                              ------------------------------------------
                              Lawrence Cohen
                              Acting President and Chief Executive Officer

                          By: /s/ Martin Scott
                              ------------------------------------------
                              Martin Scott, Secretary,
                              Treasurer and Principal Financial
                               and Accounting Officer


Dated: June 14, 2000