Form 10KSB40
period 2000-07-31
REGISTRY MAGIC INC
filed 2000-11-14
CIK 1022959

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended July 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24283

                           REGISTRY MAGIC INCORPORATED
                           ---------------------------
                 (Name of Small Business Issuer in Its Charter)

                     FLORIDA                                      65-0623427
         -------------------------------                     -------------------
         (State or Other Jurisdiction of                       (I.R.S. Employer
         Incorporation or Organization)                      Identification No.)

                   6251-B PARK OF COMMERCE BOULEVARD NORTHWEST
                            BOCA RATON, FLORIDA 33487
                            -------------------------
               (Address of Principal Executive Offices)(Zip Code)

                                 (561) 994-3223
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for the year ended July 31, 2000 were $952,994

State the aggregate market value of the voting stock held by non-affiliates of the registrant on October 10, 2000 computed by reference to the closing bid price of the Registry Magic Incorporated Common Stock as reported by NASDAQ on that date $6,367,428.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of October 31, 2000, was 5,380,068.

Transitional Small Business Disclosure Format (check one):    Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

Registry was organized to design, develop, commercialize and market proprietary products and services that exploit recent advances in speech recognition technologies. The Company also is developing secured voice enabled applications that can be incorporated with emerging technologies in wireless area networks with particular emphasis on point-of-sale equipment. The products currently offered or under development by Registry have the objective to enable a user to speak into a telephone or to a computer in a natural conversational manner and, in turn, have the product listen, understand and respond by performing tasks or retrieving information in a secured environment.

Registry's initial product was the Virtual Operator(TM) a speech driven auto-attendant and call routing turnkey product. Although the Virtual Operator's technology has garnered many industry awards, the product is generating only limited sales and the Company has been unable to successfully create a substantial market for it. This has resulted in significant losses for Registry Magic over the past three years.

At the end of August, the Company introduced a CEO and vice president of technology and business development. Since then, the Company has repositioned itself in the Mobile Commerce (mCommerce) industry by leveraging its existing speech application technologies, incorporating emerging wireless technologies (i.e. Bluetooth), and shifting its business model to one focused on developing recurring revenue. Under this new direction, the Company has broadened its technology base to capitalize on the expanding mobile Internet and eCommerce marketplaces. Registry is also seeking to establish distribution capacity for its technologies through a combination with a major distributor of point-of-sale equipment.

INDUSTRY BACKGROUND

Historically, emphasis in the speech recognition industry has been placed on the development of core speech recognition engine technology, rather than on the development of speech recognition applications technology. The speech recognition engine is the core technology upon which various applications are based. Major companies, including IBM, Lernout & Hauspie Speech Products, N.V., Philips, Fonix, and Lucent, have spent vast sums of money over the last quarter century in developing core engine technology, but have, for the most part, relegated developing applications to others. Speech recognition engine technologies require distinct skills including speech algorithms, statistics, digital signal processing algorithms, digital signal processing programming, phonetics, linguistics, information theory and coding theory.

As the number of electronic devices used by businesses and consumers proliferate and the features and functionality of these products and services increase and become more complex, manufacturers continually seek to increase the ease of use and the interface between their products and the end user. The manner and simplicity of operation of a product can have a direct effect on its popularity, frequency of use and market acceptance. The introduction of the "mouse" and the graphical user interface ("GUI"), each of which simplified the use of the personal computer, are examples of how improving a product's user-friendliness can enhance its marketability.

In early 1998 a group of computer and telecommunications industry leaders including Intel, IBM, Toshiba, Ericsson, and Nokia, together began developing a way for users to connect a wide range of mobile devices quickly and easily, without cables. To ensure that this technology is seamlessly implemented in a diverse range of devices, these leaders formed a special interest group to design a royalty-free, open specification technology, code named "Bluetooth." This group has quickly gained membership from companies such as 3COM, Palm, Axis Communication, Compaq, Dell, Lucent Technologies UK Limited, Motorola, Qualcomm and Xircom and is encouraging the involvement of all other companies interested in offering products taking advantage of a standardized wireless means for connection.

Bluetooth technology allows for the replacement of the many proprietary cables that connect one device to another with one universal short-range radio link. For instance, Bluetooth radio technology built into both the cellular telephone and the laptop would replace the cumbersome cable used today to connect a laptop to a cellular telephone. Printers, PDA's, desktops, fax machines, keyboards, joysticks and virtually any other digital device can be part of the Bluetooth system.

But beyond untethering devices by replacing the cables, Bluetooth radio technology provides a universal bridge to existing data networks, a peripheral interface, and a mechanism to form small private groupings of connected devices away from fixed network infrastructures.

Together with other industry initiatives, such as WAP (Wireless Application Protocol), Bluetooth conceivably will have a significant effect on everyday life. Bluetooth is one of the key technologies that can make the mobile information society possible, blurring the boundaries between home, the office and the outside world.

STRATEGY

Registry's overall goal is to exploit our proprietary speech recognition application expertise and combine it in a secured environment with the wireless Internet, mobile commerce, and wireless LANs to move closer to the customer. By broadening the spectrum of the Company's technologies to include Speech Recognition and Verification, WAP, and wireless LANS (primarily Bluetooth), the Company believes it can take advantage of recent technological developments that are bringing the Internet, databases and LANS to the retail market. The Company has developed products that integrate Bluetooth technology with point-of-sale terminals. The Company plans on developing additional products around this platform. Critical to the Company's ability to develop this market is its need to combine its technology with distribution capacity. Registry believes that this focus will create the opportunity for the Company to participate in the emerging mCommerce market using the most usable natural interface, the human voice. The Company believes that recent developments in wireless delivery of information will transform a consumer's everyday experience, specifically in environments where point-of-sale transactional exchanges are becoming increasingly slow and cumbersome.

Registry is revamping its business model to adapt to this environment. The Company believes that in order to bring its applications to the marketplace in a timely and efficient manner, it must employ its speech technology applications with e-commerce products and services developed by others and exploit marketing and distribution channels developed by others. Registry believes that by entering into strategic alliances with partners that have made such investments, its resources can be focused on the delivery of solutions.

SYNERGEX MERGER AND TERMINATION

On February 11, 2000, Registry Magic entered into a merger agreement with Synergex International Corporation. Synergex is engaged in the design of software tools and services. Had the merger been completed, the Company would have likely discontinued its Virtual Operator speech driven auto-attendant and focused on speech enabling Synergex products. The Company still continues to sell its Virtual Operator and is currently assessing the continuation of the product.

The merger agreement was subject to various conditions which Synergex was not able to satisfy. However, during that period Registry Magic de-emphasized its Virtual Operator operations.

On August 7, 2000 Registry Magic terminated its Merger Agreement with Synergex. Under the terms of the Merger Agreement in connection with the potential combination of Registry and Synergex the parties entered into certain agreements and understandings.

On February 28, 2000 Synergex and Registry entered into a management services agreement. Synergex agreed to provide Registry with executive accounting, sales, marketing and other management services. Under the agreement, Registry agreed to pay Synergex a monthly fee of $10,000 plus all out of pocket travel expenses incurred in connection with the services provided. The agreement provided that in the event the proposed merger did not close, Registry would pay Synergex an additional fee equal to the product of $10,000 times the number of months from the effective date of the agreement until termination or expiration. Total management fees paid to Synergex for the year ended July 31, 2000 were $135,872.

In April 2000, Registry and Synergex entered into a line of credit whereby Registry advanced to Synergex a total of $150,000. The note provided that in the event the merger did not close, Synergex would pay to Registry the principal then outstanding plus the interest at the prime rate plus 2% in 36 equal monthly installments, beginning September 1, 2000. Currently the note is past due.

Registry and Synergex are negotiating a Settlement Agreement satisfying all obligations in connection with the Merger Agreement and the related transactions. Under the terms of the proposed Settlement Agreement, Synergex will repay Registry the $150,000 in 36 equal monthly installments of $4,946.40.

The proposed Settlement Agreement also provides for mutual releases between Registry and Synergex and covenant not to sue.

BRISTOL RETAIL SOLUTIONS

On November 6, 2000 Registry Magic and Bristol Retail Solutions entered into an Agreement and Plan of Merger. The Merger Agreement provides, among other things, that upon the terms and subject to the conditions contained in the Merger Agreement, Bristol will merge with and into a subsidiary of Registry Magic formed solely for the purpose of completing the Merger. In the Merger all outstanding shares of common stock of Bristol will be converted into the right to receive .65 of a share of Registry Magic's common stock. At November 6, 2000, approximately 6,977,000 shares of Bristol common stock were outstanding. Certain members of management and a principal shareholder of the Company are also members of management and are shareholders of Bristol.

The shares of Bristol's outstanding preferred stock at the date of the merger shall be converted into similar shares of preferred stock of Registry Magic. The Merger Agreement is subject to approval of the shareholders of Bristol and obtaining third party consents by Bristol, including the consent of the holders of Bristol's Series C Convertible Preferred Stock. At the effective date of the Merger, the Board of Directors of Registry Magic shall consist of five members, four of whom shall be designated by Registry, and at least two whom shall be independent within the meaning of the securities exchange on which the Registry shares are then listed and one will be designated by Bristol.

Effective October 20, 2000, Bristol entered into a promissory note whereby Registry advanced $250,000 to Bristol. The funds shall be used by Bristol for working capital purposes. In the event the proposed merger between Registry and Bristol does not close, Bristol will repay Registry the amount plus outstanding interest at the rate of 8% per annum on October 19, 2001. The Note is secured by all of Bristol's inventory and receivables not subject to and second to the first lien of Coast Business Credit.

Bristol is a dealer of retail point-of-sale ("POS") systems in the United States with sales, service and support offices in 10 cities located in six states. Bristol sells, installs and supports POS systems, which retail establishments used to collect and process data at the "point-of-sale" during sales transactions with customers. Bristol has installed systems in more than 16,000 retail locations, primarily in two major markets: grocery stores and table-service and fast-food restaurants. Bristol installs POS systems manufactured by NCR Corporation, Matsushita Electronic Corporations of America, ICL Retail Systems, Micros Systems, Incorporated and several other software and hardware manufacturers.

The POS computer systems installed by Bristol serve a range of mission-critical functions required by retailers to be competitive today. These systems may integrate several hardware devices such as a cash register, display terminals, scanners, debit and credit card verification devices and may include software from more than one manufacturer. A POS computer system is designed to assist a retailer with speedier customer checkout service, tracking customer purchases and preferences, monitoring inventory on a real-time basis, promotional and electronic funds transfer systems and security monitoring.

The driving forces in retailing in the United States are the need to attract and retain new customers with a variety of goods and services that meet the ever-changing tastes of consumers, to increase the average sale per visit, and to maximize internal productivity and efficiency in order to generate higher operating profits. Retailers need the ability to quickly identify the buying history and preferences of the consumer. Access to such information allows retailers to match or to adjust their current products and services to the ever-changing demands of consumers. These trends have accelerated the requirement for enterprise-wide access to information and have heightened the demand for automated information systems. Furthermore, consumers are demanding speedier checkout times, the ability to accept credit and debit cards at the point-of-sale, and the convenience of performing a POS transaction without human intervention.

Retail automation has become an important tool for creating strategic advantage. There is a growing trend among retailers to implement local area networks ("LANs") and wide area networks ("WANs") in retail establishments. The LANs serve a range of valuable functions, including speeding customer checkout service, tracking customer purchases and preferences, monitoring inventory on a real-time basis, integrating scanning, promotional and electronic funds transfer systems, monitoring security and in-store accounting. WANs integrate several LANs into a corporate headquarters' information system to create the ability for management to remotely monitor individual store operations by analyzing the data that a sophisticated POS system produces.

PRODUCTS

Product Characteristics

Registry has developed and is developing proprietary applications software products that simulate the manner in which human beings communicate by incorporating the following key attributes:

SPEAKER INDEPENDENCE -- enables any person to speak and be understood. As a result, within a geographic region or country Registry's technology "listens" to and can understand different dialects, ages and genders.

DIALOGUE DETECTION (KEY WORD SPOTTING) -- identifies the key words for action within any naturally spoken command. For example, a caller may say, "I'd like to speak with John Doe, please" Dialogue Detection locates the name "John Doe" and ignores all other words that have been spoken.

TALK-THRU (BARGE-IN) -- allows callers to override prompts with their voice. The computer stops speaking, "hears" the new input and responds by going into its database to retrieve the requested information.

MAGIC BULLSEYE(TM) - performs automatically the desired task based on the confidence of the understanding of the caller's spoken command, without the need for an additional confirmation prompt, thereby making the caller interaction with the computer more efficient and natural.

SPEAKER VERIFICATION - provides secure verification of the user through voice imprints.

Products Available or Under Development

VIRTUAL OPERATOR(R). Registry's first stand-alone product is a speech driven auto-attendant that enables a caller to request connection to a person or department by speaking into a telephone in a natural manner. A caller does not need to remember the extension of the person or department to whom the caller wishes to speak, and the caller is not required to enter touch-tones to transfer to a desired department. Additionally, a caller can interrupt a prompt at any time and state the caller's request without waiting for the prompt to finish.

CONTENT AND COMMERCE ACCESS. Registry has developed applications that enable individuals to access information and conduct transactions using voice as an interface. These applications are aimed at Internet content providers, ecommerce companies, and brick-and-mortar retailers who wish to extend their distribution channel to include a voice interface.

STRATEGIC RELATIONSHIPS

Registry continues to expand its relationships with technology providers and distribution partners. Currently, some of these relationships include:

LERNOUT & HAUSPIE SPEECH PRODUCTS N.V. Registry has entered into a distribution and licensing agreement with L&H, an international provider of speech recognition core engine technologies. As part of this agreement, Registry has acquired rights to incorporate certain L&H technologies within Registry's products. While this agreement ends on December 31, 2000 the Company believes they can substitute other vendors with comparable terms.

DIALOGIC CORPORATION. Registry has an agreement with Dialogic Corporation, the largest manufacturer of computer telephone equipment. As such, Registry is authorized to participate in a number of marketing programs in support of the promotion of Registry's products.

SALES AND MARKETING

To date, marketing efforts have been conducted by Company personnel and have focused on national and regional distribution companies and OEM telephone switch and voicemail manufacturers.

The Company also intends to revamp its sales and marketing approach through its combination with Bristol Retail Solutions, Inc. Bristol is a dealer in Retail POS Systems in the United States with sales, services and support offices in 10 cities across the U.S. Bristol employs 80 people in sales, support and service functions. The Company intends to avail itself of Bristol's sales organization to market the Company's technology and products to customers of Bristol.

SUPPLIERS AND LICENSORS

Registry's proprietary software incorporates core speech engine technology developed by others for which Registry has obtained licenses.

Registry has entered into a four-year, non-exclusive, worldwide license agreement, effective as of December 31, 1996 and as subsequently amended, to use and exploit L&H's proprietary core speech recognition engine technologies and text-to-speech technologies. L&H is an international developer, licensor and provider of multilingual advanced speech and language technologies and services for telephone and desktop applications. Included in the license to Registry are all advances or improvements made by L&H to such technologies and all foreign language uses requested by Registry which initially include American English, Castillian Spanish, French, German, Italian, Dutch, and in certain instances, British English and Korean. L&H has agreed to provide technical support, marketing support and training to Registry. Registry paid L&H an aggregate of $1,000,000 in non-refundable prepayments under this agreement against future royalties due to L&H on sales of certain of Registry's products incorporating L&H technology which represents the total amount due under this agreement. While this agreement ends on December 31, 2000 the Company believes they can substitute other vendors with comparable terms.

Registry's software products are designed to be used with personal computers, specifically Intel(R) Pentium processors. Standard telephone interface cards are also required for certain of the turnkey hardware products if these products communicate via the telephone. Registry's telephony products currently require telephone interface cards manufactured by Dialogic of Parsippany, New Jersey, however there are a number of other manufacturers, including Natural Microsystems, Rhetoric, and NewVoice from which Registry may purchase cards on similar terms and conditions. Certain of Registry's products also rely on special processing boards that are manufactured by Dialogic as well. The loss of Dialogic as a source for these cards could have a material adverse impact on Registry, since Registry might not be able to offer all the features of a particular application if it were required to rely on other suppliers.

Registry's personal computer desktop software products require high quality sound cards shipped with most PCs today, as well as high quality noise-canceling microphones available from a number of suppliers including Andrea Electronics. Registry's telephone based products are designed to be used with Microsoft(R) Windows. Additionally, toolkits (i.e. collections of programs that facilitate the creation of applications software) from engine providers enable Registry to exploit speech recognition engine technologies developed by different vendors. Typically, Registry selects engine toolkits and speech recognition engine technology manufactured by the same entity. Alternatively, Registry selects a programming toolkit to complement a specific application based on the toolkit that produces the fastest results in a high quality manner and yields efficiencies in hardware requirements.

PROPRIETARY RIGHTS

Registry considers its software and applications as proprietary and currently relies on a combination of copyright, trade secret and trademark laws and license agreements to protect its intellectual property rights. Registry also has entered and will enter into license agreements with end-users of the products and applications, and has required all employees to enter into confidentiality and non-disclosure agreements. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of Registry's products or to obtain and use information that Registry regards as proprietary.

COMPETITION

The speech recognition applications market is growing and is characterized by intense competition. Registry's products will compete with, or affect the sales of, many well-established companies including IBM, AT&T, Digital Equipment, Lucent, Nortel and Unisys. These companies have substantially greater financial, technical, personnel and other resources than Registry and have established reputations for success in the development, licensing and sale of their products and technology, especially the larger organizations. Several of these competitors have the financial resources necessary to enable them to withstand substantial price competition or downturns in their markets. In addition, certain companies may be expected to develop technologies or products that may be functionally similar to some or all of those being developed by Registry.

EMPLOYEES

Registry, as of July 31, 2000, has 10 full-time employees. Of such employees, 2 persons are in management and finance; 2 persons are engaged in sales and marketing; 2 persons are engaged in development; 3 are in product support, and 1 person is in administration. No employee of Registry is covered by a collective bargaining agreement or is represented by a labor union. Registry considers its employee relations to be good.

ITEM 2.  DESCRIPTION OF PROPERTIES

On May 15, 2000, Registry commenced a one year lease of 1,762 square feet of office space in Boca Raton, Florida for a monthly base rental of $2,202, plus Registry's proportionate share of taxes and operating expenses.

ITEM 3.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

Registry is not a party to any material litigation nor is it aware of any material threatened litigation.

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

              PERIOD                               HIGH         LOW
              ------                               ----         ---

              1998
              ----
              June 28, 1998 to July 31, 1998     $ 13.125     $  7.625

              1999
              ----
              First Quarter                      $ 11.750     $  4.000
              Second Quarter                     $  6.625     $  2.500
              Third Quarter                      $ 11.500     $  3.875
              Fourth Quarter                     $  8.250     $  3.000

              2000
              ----
              First Quarter                      $  3.625     $  1.063
              Second Quarter                     $  4.563     $  1.563
              Third Quarter                      $  7.500     $  1.500
              Fourth Quarter                     $  2.750     $  1.219

              2001
              ----
              First Quarter                      $  2.000     $   .50

As of July 31, 2000 there were 71 record holders of the Company's Common Stock. The Company believes that there are substantially in excess of 300 beneficial and round lot holders of the Company's Common Stock.

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

OVERVIEW

Registry was organized to design, develop, commercialize and market proprietary products and professional services that exploit recent advances in speech recognition technologies. Registry's products currently marketed or under development have the objective of enabling a user to speak into a telephone or to a computer in a natural conversational manner and, in turn, have the product listen, understand and respond by performing tasks or retrieving information.

Registry's products and services, among other things, will (i) substantially eliminate the need for touch-tone menus, (ii) reduce operational costs by performing repetitive tasks of live employees and (iii) allow for the access of information from anywhere and at anytime through speech. The Company's business strategy is to focus on products and pricing models that produce revenue on a transaction or recurring basis. While, we have generated limited revenues, the Company's expenses continue to significantly exceed revenues. There can be no assurance that product installations, royalties or licensing will generate sufficient revenues to enable the Company to operate profitably during its 2001 fiscal year or thereafter.

At the end of August, the Company introduced a CEO and vice president of technology and business development. Since then, the Company has repositioned itself in the Mobile Commerce (mCommerce) industry by leveraging its existing speech application technologies, incorporating emerging wireless technologies, and shifting its business model to one focused on developing recurring revenue. Under this new direction, the Company has broadened its technology base to capitalize on the expanding mobile Internet and commerce marketplaces. Registry is also seeking to establish distribution capacity for its technologies through a combination with a major distributor of point-of-sale equipment.

Registry's overall goal is to exploit our proprietary speech recognition application expertise and combine it in a secured environment with the wireless Internet, mobile commerce, and wireless LANs to move closer to the customer. By broadening the spectrum of the Company's technologies to include Speech Recognition and Verification, WAP, and wireless LANS (primarily Bluetooth and 802.11b), the Company believes it can take advantage of recent technological developments that are bringing the Internet, databases and LANS to the retail market. Critical to the Company's ability to develop this market is its need to combine its technology with distribution capacity. Registry believes that this focus will create the opportunity for the company to participate in the emerging mCommerce market using the most usable natural interface, the human voice. The Company believes that recent developments in wireless delivery of information will transform a consumer's everyday experience, specifically in environments where point-of-sale transactional exchanges are becoming increasingly slow and cumbersome.

The Company is subject to all of the risks inherent in the establishment of a young business enterprise. To address these risks, the Company must, among other things, increase the number of key customer installations, enter into successful distribution arrangements, respond to competitive developments, and attract, retain and motivate qualified personnel. Failure to achieve one or more of these goals could have a material adverse effect upon the Company's business, operating results and financial condition.

RESULTS OF OPERATIONS

Since its inception in October 1995, the Company's efforts have been principally devoted to research, development and design of products, marketing activities and raising capital. For the year ended July 31, 2000 product sales were $952,994 as compared to $2,453,285 for the year ended July 31, 1999. The decrease in sales resulted from no joint development projects and licensing fees and a corporate restructuring to prepare for the planned merger with Synergex International, which was terminated August 7, 2000. As part of the restructuring, certain sales staff and other staff not directly focused on strategic projects were terminated. The Company has currently developed products that focus utilizing Bluetooth technology with point-of-sale terminals. It believes there is a large market for these products. The Company is currently evaluating the future of its Virtual Operator product.

For the year ended July 31, 2000 four customers Cyber Solutions, Lucent Technologies, Siemens ICN and ECI Telecom Tadiran accounted for 68% of total revenues. For the year ended July 31, 1999 one customer Veritel Corporation accounted for 10% of software development revenue.

For the year ended July 31, 2000, cost of goods sold amounted to $593,371 or 61% of sales compared to $1,523,108 or 62% of sales for the year ended July 31, 1999, a decrease of $929,737 representing hardware costs associated with the Company's Virtual Operator. For the year ended July 31, 2000 the Company increased its inventory reserve to $34,720.

General and administrative expenses decreased by $1,212,293 from $3,857,760 for the year ended July 31, 1999 to $2,645,467 for the year ended July 31, 2000. The reduction in general and administrative expense was due to decreased administrative and sales staff. The decrease in staff was due to the termination of all staff not directly focused on strategic projects. The Company does not foresee a significant increase in general and administrative costs from its present level.

No royalty expense was incurred for the year ended July 31, 2000 compared to $500,000 for the year ended July 31, 1999. This is due to no royalty agreements being entered into in the current fiscal year.

Research and development expenses for the year ended July 31, 2000 were $704,904 compared to $1,242,210 for the year ended July 31, 1999, a decrease of $537,306. The Company has reduced development staff in order to focus on strategic product development. While the Company continues to develop additional products it may be required to hire additional development staff. Research and development expenses incurred in the course of establishing technological feasibility of the Company's software applications have been charged to operations pursuant to Statement of Financial Accounting Standards "SFAS" No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed".

Depreciation expense increased $7,877 for the year ended July 31, 2000 to $203,698 from $195,821 for the year ended July 31, 1999 primarily due to the Company purchasing additional computer hardware during the 2000 fiscal year.

Acquisition costs, which were $384,306 for the year ended July 31, 2000, related to the proposed merger with Synergex. These costs represent legal, accounting, printing and other costs associated with the termination of the abandoned merger.

On August 7, 2000, the Company and Synergex International Corporation ("Synergex") terminated a Plan of Merger and accordingly, the Company wrote off acquisition cots of approximately $384,000. In connection with the termination of the Merger Agreement, the Company terminated a Management Services Agreement whereby Synergex agreed to provide the Company with executive accounting, sales, marketing and other management services as agreed upon by the parties. The Company's personnel resumed these functions.

Interest income, for the year ended July 31, 2000 amounted to $185,029 compared to interest income of $364,019 for the year ended July 31, 1999. The decrease in interest income was due primarily to the reduction in the Company's cash balances.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 2000, the Company had $1,876,667 in cash and cash equivalents. The Company does not have any available lines of credit. Since inception, and until completion of the Company's public offering in June 1998, the Company financed its operations through loans from the Company's Chairman and his wife and from private placements of both debt and equity. On June 2, 1998, the Company closed an initial public offering of common stock. The Company offered and sold 1,600,000 shares of common stock at an initial public offering price of $7.25 per share, raising proceeds, net of offering costs of approximately $9,900,000. On June 26, 1998 the Company also closed on the underwriting over-allotment. The Company sold an additional 220,000 shares of common stock at the initial public offering price of $7.25 per share, raising additional proceeds, act of offering costs of approximately $1,400,000.

Net cash used in operating activities decreased by $2,010,384 to $2,881,954 for the year ended July 31, 2000 from $4,892,338 for the year ended July 31, 1999. The decrease in net cash used in operating activities is primarily due to the Company's reduction in research and development and sales and marketing efforts.

Net cash used in investing activities during the year ended July 31, 2000 and 1999 was $152,523 and $341,879 respectively. The expenditures are primarily related to amounts due from Synergex and amounts due from a related party. During the year, the Company disposed of $288,017 of fixed assets.

Net cash used in financing activities during the year ended July 31, 2000 amounted to $57,150, and $50,000 for the year ended July 31, 1999. During the year ended July 31, 2000 the Company repurchased 600,000 shares of common stock from two former employees. The Company also received $2,850 from the exercise of stock options.

On June 29, 2000 a former executive of Synergex International Corporation purporting to act on behalf of the Company entered into an agreement with a vendor to license certain software for a term of three years. Under the terms of the document the Company would be obligated to pay $250,000 plus related charges of $37,500 annually beginning August 1, 2000 payable over the following eight months. The Company maintains that the former executive of Synergex was not authorized to execute the licensing document. The vendor should have been aware of this fact based on a prior relationship with the Company and the capacity in which the Synergex executive executed the document. Management does not believe that any obligation exists under the document and accordingly, has not accrued any costs.

The report of the independent auditors on the Company's financial statements as of July 31, 2000 contains an explanatory paragraph regarding an uncertainty with respect to the ability of the Company to continue as a going concern. The Company is not generating significant revenues and has an accumulated deficit of ($11,620,848). However, the Company believes that its shift in focus to developing application that focus on mCommerce and its revised business model that centers around recurring revenue will provide sufficient revenues and liquidity for the Company to operate for the next 12 months. However, there can be no assurances that the Company will be successful in developing its business model and achieving a profitable level of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 requires companies to recognize ALL derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedge risk, or (ii) the earnings effect of the hedged forecasted transaction. For a derivative NOT designated as a hedging instrument, the gain or loss is recognized in income in the period of change. As amended the effective date has been changed to all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically Registry has not entered into any derivative contracts in order to hedge existing risks or for speculative purposes. Accordingly, Registry does not expect adoption of the now standards to affect its financial statements.

In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Interpretation 44 is effective July 1, 2000, with certain provisions effective retroactively to December 15, 1998 and January 12, 2000. There was no effect of the retroactive provisions of Interpretation 44 on the Company's financial statements. Interpretation 44 is not expected to have a material effect on the Company's financial statements.

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

         Among the key risks that could cause actual results to differ materially from expectations, estimates of costs, projected results or anticipated results are as follows:

LIMITED OPERATING HISTORY; OPERATING LOSSES

         We have received only limited revenues from our inception in October 1995 through July 31, 2000. Total revenues for the year ended July 31, 2000 were $952,994. We have only recently begun generating sales from our Virtual Operator product. Accordingly, we have only a limited history upon which you can evaluate our prospects and future performance. Our prospects must be considered in light of the risks, expenses and difficulties frequently involved in the operations and expansion of a new business in an evolving industry, which has not obtained widespread commercial acceptance and which experiences rapid technological obsolescence and intense competition.

         From inception through July 31, 2000, we have incurred cumulative losses of ($11,620,848) and anticipate that our losses will continue during the fiscal year ending July 31, 2001. We expect to incur significant expenditures in connection with the development and marketing of our speech recognition applications which will likely result in losses until such time, if ever, as we are able to obtain sufficient contracts for our speech recognition products and services which will generate adequate sources of revenue to support our operations. We cannot assure you that our current business strategy will enable us to ever achieve profitable operations.

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

         At the current time our expenditures are exceeding our limited revenues on a monthly basis. While we expect our revenues to increase during the 2001 fiscal year, if we are wrong, or our revenues do not increase substantially, we will continue to deplete our cash resources from our previous public offering. In the event we do not develop and refine our products on a timely basis, we do not complete contracts for the provision of products and technology in sufficient number or in the event the proceeds of our initial public offering are insufficient to fund the implementation of our business plan and working capital requirements, we may require additional financing. We have no current arrangements with respect to, or potential sources of, additional financing and we do not anticipate that existing shareholders will satisfy any portion of our future financing requirements. We cannot assure you that any additional financing will be available to us when needed, on commercially reasonable terms, or at all. If we are unable to obtain additional financing when needed, this may have a material adverse effect on us, including the curtailment of our product development, marketing and expansion activities. (See Liquidity and Capital Resources)

DEVELOPMENT OF MARKETS REQUIRED FOR SUCCESSFUL PERFORMANCE BY THE COMPANY

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

         Our initial product, the Virtual Operator, is a speech driven auto-attendant. Our success will depend, in part, upon the ability of our cost objectives, and their timely introduction into the marketplace.

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

COMPETITION

         The speech recognition applications market is growing and expected to become intensely competitive. Our products will compete with those developed or being developed by many well-established companies. For example, we will compete with International Business Machines Corporation, American Telephone and Telegraph Company, Microsoft Corporation, Digital Equipment Corporation, Lucent Technologies, Inc., and Unisys Corporation. Most of these companies have substantially greater financial, technical, personnel and other resources than we do, and have reputations for success in the development, licensing and sale of their products and technology. A number of these competitors have the financial resources that enable them to withstand substantial price competition or downturns in their markets. In addition, certain companies may be expected to develop technologies or products which may be similar to some or all of those being developed by us. With respect to our Virtual Operator product, our competitors may include Philips, Vocalis Group P.L.C., Phonetics and Pure Speech, Inc.

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

DEPENDENCE ON OTHER COMPANIES FOR ASSEMBLY AND COMPONENT PARTS

         We do not manufacture component parts for our products and, accordingly, will be dependent on others for the supply and assembly of various of our products. Our products are designed to be used with personal computers
(PCs), specifically Intel Pentium MMX (multi-media extension) processors. While we currently purchase our telephone interface cards, which are also required for our software applications, from Dialogic Corporation, located in Parsippany, New Jersey, there are a number of other manufacturers who can supply similar products to us, and we are not dependent upon a single supplier for any equipment or component parts. However, the loss of Dialogic as a source for telephone interface cards could have a negative impact on us, since we may not be able to offer all of the features of a particular application if a card manufactured by another entity is used. Additionally, we generally do not have long-term contracts with suppliers for the purchase and delivery of component parts or contractors for the assembly of our products. However, any interruption of supply in the assembly services we use or in the supply of key components, for any reason, could result in significant delivery delays, which would have a material negative effect on our marketing efforts, customer relations, revenues and future profitability.

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

DEPENDENCE ON KEY PERSONNEL

         Our success depends on the efforts of the members of our management, especially Lawrence Cohen, our Chairman of the Board. Although we have entered into employment agreements with various members of our management, we cannot assure you that these persons will continue their employment with us. The loss of the services of these key people could have a material negative effect on our ability to maximize our use of our products and technologies, to develop related products and technologies or conduct the normal operations of the Company. Our success also depends upon our ability to hire and retain additional qualified executive, programming, engineering and marketing personnel especially if any of our current key members of management became unavailable for any reason. Qualified executives and employees are in great demand and are likely to remain a limited resource for the future. Competition for skilled, creative and technical talent is also intense. We cannot assure you that we will be successful in attracting and retaining such personnel. Any failure by us to retain existing employees or to hire new employees when necessary could have a material negative effect on us.

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

                  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRY

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of our current directors and executive officers, the principal officers and positions held by each person. The executive officers are elected annually by the board of directors. The executive officers serve terms of one year or until their death, resignation or removal by the board of directors. There are no family relationships between any of the directors and executive officers. In addition, there was no arrangement or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer.

The directors and executive officers of Registry are as follows:

NOW                                 AGE       POSITION WITH REGISTRY
---                                 ---       -----------------------
Lawrence Cohen                      55         Chairman of the Board, Acting
                                                 Chief Executive Officer
Cornelia Eldridge (1)(2)            58         Director
Renney Senn (1)(2)                  52         Director
David Kaye                          63         Director
Martin Scott                        32         Treasurer and Secretary


(1)      Member of the Audit Committee of the board of directors.
(2)      Member of the Compensation Committee.

Registry's board of directors held meetings and took action by unanimous written consent eight times during 2000.

The Registry audit committee, consisting of Cornelia Eldridge and Renney Senn met one time in 2000. The functions of the audit committee are to review annual and quarterly financial statements, meet with Registry's independent auditors and address accounting matters or questions raised by the auditors.

The compensation committee of the Registry board of directors, consisting of Cornelia Eldridge and Renney Senn, met one time in 2000. The functions of the compensation committee are to review compensation of officers and employees and administer and award options under all stock option plans of Registry.

LAWRENCE COHEN has served as Chairman of the Board since he founded Registry in October 1995. Since February 2000, Mr. Cohen has served as acting Chief Executive Officer of Registry. Mr. Cohen has been engaged in providing financial consulting and merchant banking services to early-stage companies for more than the past 25 years. He has served as Chairman of the Board and Chief Executive Officer of Bristol Retail Solutions, Inc. (OTCBR: BRTL), a point-of-sale equipment distributor, since he co-founded such company in April 1996. He is also the co-founder of Apollo BioPharmaceuticals, Inc., a privately-held company in Massachusetts engaged in the development of neuroprotective pharmaceuticals, and currently Chairman of the Board of McLaren Automotive Group, Inc., formerly ASHA Corp. (Nasdaq:MCLN), an automotive design and motorsports group. Between November 1990 and September 1996, Mr. Cohen served as Chairman of the Board of BioTime, Inc. (Nasdaq:BTIM), a biotechnology firm he founded to develop an artificial blood plasma substitute. He was co-founder of Cryomedical Sciences (Nasdaq:CMSI), a low temperature surgery company, and served as its President from November 1990 to November 1991.

CORNELIA ELDRIDGE has served as a director of Registry since October 1998. Ms. Eldridge is President of Eldridge Associates, Inc., a management-consulting firm she founded in 1981. Ms. Eldridge currently serves on the Board of Directors of DE Frey Inc., a financial services firm, and SysComm, the largest assembler and reseller of IBM mid-range computers.

RENNEY SENN has served as a director of Registry since September 1999. Mr. Senn joined Holocomm Systems, Inc. as its president, CEO and board chairman in June 1998. Previously, he was the President, CEO and principal founder of FirstWorld Communications, formerly SpectraNet International formed in 1993. FirstWorld is a significant competitive local exchange carrier ("CLEC") that has recently acquired eight Internet Service Providers in California, Texas, Utah, Colorado and Oregon and has a private market value of approximately $1 billion. In January 1998 Mr. Senn left the company as part of a purchase of controlling interest in FirstWorld Communications by Enron Corporation of Houston, Texas and Donald Sturn.

DAVID KAYE has served as a director of Registry since June 2000. Since January 2000, Mr. Kaye has served as President and Chief Executive Officer of Bristol Retail Solutions, Inc. (OTCBB:BRTL), a point-of-sale equipment distributor. From January 1999 until December 1999, he was the Vice President of Corporate Finance for Kann Capital Ltd., an investment banking firm. From March 1998 until December 1998, he served as Chief Financial Officer of Tech Electro Industries, Inc., a publicly traded holding company operating principally in the information technology sector. From July 1997 to February 1998, Mr. Kaye served as President of 433, Inc., a corporation offering mediation services to delinquent federal and state taxpayers. Until July 1997 he served as President and Chief Executive Officer of Kaye Kotts Associates, Inc., a corporation offering mediation services to delinquent federal and state taxpayers. In February 1998, Kaye Kotts Associates, Inc. filed bankruptcy under Chapter 7 of the bankruptcy code.

MARTIN SCOTT, a certified public accountant, has served as Secretary and Treasurer of Registry since October 1997. From June 1996 until October 1997, he was employed as an Audit Supervisor by Millward & Co., CPAs. From October 1995 until June 1996, Mr. Scott served as Controller of ERD Waste Corp.

(Nasdaq:ERDI), a waste disposal company. Prior thereto, from January 1995, he was employed as a Senior Accountant with the firm of Richard A. Eisner & Co., LLP. From January 1991 to January 1995, he was employed as a Senior Accountant with the firm of Feldman Radin & Co., P.C. Mr. Scott has assumed a position as Chief Financial Officer of Geotec Thermal Generators, Inc.

ITEM 7.  FINANCIAL STATEMENTS

         See "Index to Financial Statements" for the financial statements included in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  SUMMARY COMPENSATION TABLE

         The following table sets forth the aggregate compensation paid to Lawrence Cohen, Walt Nawrocki and Neal Bernstein (the "Named Executive Officer") by the Company. No other executive officer of the Company was paid a total annual salary and bonus for the fiscal year ended July 31, 2000 which was $100,000 or more.

                                                                   Securities         Other
Name and Principal      Fiscal                                     Underlying         Annual
Position                 Year          Salary         Bonus          Options       Compensation
--------                ------        --------        -----        -----------     ------------
Lawrence Cohen,          2000         $115,500         -0-            -0-             -0-
Chairman                 1999         $115,500         -0-            -0-             -0-
                         1998         $115,000         -0-            -0-             -0-
                         1997         $ 67,375         -0-          100,000           -0-

Bruce Carlsmith,         2000         $ 93,333         -0-            -0-             -0-
President & CEO          1999         $ 12,788         -0-           35,000           -0-

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

         Options to purchase 289,350 shares of Common Stock have been granted pursuant to the Plan leaving a balance of 10,650 shares of Common Stock available for issuance. The Company issued options to purchase an aggregate of 47,500 shares of Common Stock during the year ended July 31, 1999 exercisable at $7.88 to $8.00 per share over a four-year term to employees of the Company. Subsequent to year-end the Company retired 92,500 options held by employees no longer employed by the Company. The Company submitted for shareholder approval at its 2000 Annual Meeting of Shareholders the 1999 Stock Option Plan ("1999 Plan"). Under the 1999 Plan, the Company will reserve an aggregate of 500,000 shares of Common Stock for issuance pursuant to options granted under the 1999 Plan. The 1999 Plan contains essentially the same terms and conditions as the existing 1997 Plan.

         Options to purchase 363,600 shares of Common Stock have been granted pursuant to the Plan, leaving a balance of 136,400 shares of Common Stock available for issuance. The Company issued options to purchase an aggregate of 363,300 shares of Common Stock exercisable at $3.00 to $3.75 per share over a four-year term to employees of the Company.

AGGREGATED FISCAL YEAR END OPTION VALUE TABLE

         The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of July 31, 2000. No stock options were exercised by the Named Executive Officers during the period ended July 31, 2000. No stock appreciation rights were granted or are outstanding.

                            Number of Unexercised Options         Value of Unexercised In The Money
                                Held at July 31, 2000                Options at July 31, 2000 (1)
                          --------------------------------        ---------------------------------
Name                      Exercisable        Unexercisable        Exercisable         Unexercisable
----                      -----------        -------------        -----------         -------------
Bruce Carlsmith             35,000                 --                 --                   --
Lawrence Cohen (1)         100,000                 --                 --                   --

(1) Dollar values are calculated based on the difference between the option exercise price and $1.375, the closing price of the Company's Common Stock on July 30, 2000, as reported by NASDAQ.

ITEM 10.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of July 31, 2000, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director and nominee for director, (iii) each Named Executive Officer (as defined herein), and (iv) all directors and executive officers as a group:

                                                                     PERCENTAGE OF
                                                                     OUTSTANDING
NAME AND ADDRESS OF                       SHARES OF COMMON STOCK     SHARES BENEFI-
BENEFICIAL OWNERS(1)(2)                     BENEFICIALLY OWNED       CIALLY OWNED(1)
-----------------------                   ----------------------     ---------------
Lawrence Cohen (3) ....................           1,790,000               32.7%

Martin Scott(4) .......................              66,538                1.2%

Cornelia Eldridge(5) ..................             140,000                2.6%

Renney Senn ...........................                   0                 0

David Kaye ............................                   0                 0

All officers and directors
as a group (5 persons) ................           1,996,538               35.5%

(1) Unless otherwise indicated below, the persons in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Proxy Statement upon the exercise of options. Each person's percentage of ownership is determined by assuming that any options held by such person have been exercised. As of July 31, 2000 there were 5,380,068 shares of Common Stock outstanding.

(2) Unless otherwise indicated below, the address of each person is c/o the Company at 6251-B Park of Commerce Boulevard Northwest, Boca Raton, Florida 33487.

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

(4) Includes 55,000 shares of Common Stock underlying vested options at exercise prices ranging from $3.00 to $3.75.

(5) Includes 100,000 shares of Common Stock underlying vested options at an exercise price of $3.75.

ITEM 11. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

COMPENSATION OF DIRECTORS

Our directors who are employees or otherwise receive compensation from us do not receive additional compensation for service as directors. Outside directors each receive $500 per meeting for attending meetings of the Board of Directors. In addition, directors will be reimbursed for expenses incurred in attending such meetings and will be indemnified against any claims arising out of their status as a director of Registry, including claims arising under federal and state securities laws. In addition, directors are eligible to receive options under Registry's 1997 and 1999 Stock Option Plans.

During the year, the Company paid a director, David Kaye, $40,000 for consulting services and advanced the Director $125,000 in connection with services rendered in a proposed merger. The merger was unsuccessful and accordingly, the Director and the Company reached an agreement whereby the Director repaid $100,000 to the Company, subsequent to year-end. The Company was repaid the amount of $100,000 subsequent to July 31, 2000.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

All transactions between Registry and its officers, shareholders and each of their affiliated companies have been made on terms no less favorable to Registry than those available from unaffiliated parties. In the future, Registry intends to handle transactions in a similar nature on terms no less favorable to Registry to those available from unaffiliated parties. In addition, any forgiveness of loans must be approved by a majority of Registry's independent directors who do not have an interest in the transaction and who have access, at Registry's expense, to Registry's counsel or independent counsel.

The Company has announced its intentions to merge with Bristol Retail Solutions. Both companies have certain common shareholders and members of management. Larry Cohen is Chairman and CEO of Registry and also Chairman of Bristol Retail Solutions. David Kaye is a Director of the Company and also President and CEO of Bristol Retail Solutions.

ITEM 12. EXHIBITS AND REPORTS ON FORM 8-K.

      A. EXHIBITS:

      Exhibit
      Number               Description
      ------               -----------

       1.1        Form of Underwriting Agreement(1)
       3.1        Articles of Incorporation, as amended(1)
       3.2        By-Laws(1)
       4.1        Form of Common Stock Certificate(1)
       4.2 Form of Subordinated Promissory Note issued to private investors(1)
       4.3 Promissory Note issued to Lawrence Cohen and addendum thereto(1)
       4.4        Form of Representative's Warrants(1)
       4.5 Form of Voting Trust Agreement with Harbor View Fund, Inc. and Sheldon Schwartz(1)
      10.1        1999 Stock Option Plan(1)
      10.6        Cancellation of Synergex Merger Agreement
      27.1        Financial Data Schedule*

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

                                                    REGISTRY MAGIC INCORPORATED

DATE: November 14, 2000                             /s/ LAWRENCE COHN
                                                    --------------------
                                                    Lawrence Cohn,
                                                    Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: November 14, 2000                             /s/ LAWRENCE COHN
                                                    --------------------
                                                    Lawrence Cohen, Director and
                                                    Chief Executive Officer

DATE: November 14, 2000
                                                    --------------------
                                                    Renny Senn, Director

DATE: November 14, 2000                             /s/ CORNELIA ELDRIDGE
                                                    --------------------
                                                    Cornelia Eldridge, Director

DATE: November 14, 2000                             /s/ DAVID KAYE
                                                    --------------------
                                                    David Kaye, Director

DATE: November 14, 2000                             /s/ MARTIN SCOTT
                                                    --------------------
                                                    Martin Scott, Treasurer and
                                                    Secretary
                                                    Principal Financial and
                                                    Accounting Officer

                           REGISTRY MAGIC INCORPORATED

                              FINANCIAL STATEMENTS
                       YEARS ENDED JULY 31, 2000 AND 1999

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

Statements of Cash Flows                                                   F-7

Notes to Financial Statements                                              F-8

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Registry Magic Incorporated


We have audited the accompanying balance sheet of Registry Magic Incorporated, as of July 31, 2000 and the related statements of operations, shareholders' equity and cash flows for the two years ended July 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Registry Magic Incorporated, as of July 31, 2000 and the results of its operations and its cash flows for the two years ended July 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a cash deficiency from operations and is experiencing ongoing operating losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Miami, Florida                                                  BDO Seidman, LLP
November 3, 2000

                          REGISTRY MAGIC INCORPORATED

                                 BALANCE SHEET

                                                                        JULY 31,
                                                                            2000
--------------------------------------------------------------------------------

ASSETS

Current assets:
     Cash and cash equivalents (Note 1)                               $1,876,667
     Accounts receivable, less allowance for doubtful
       accounts of $356,808 (Note 1)                                     206,566
     Inventories                                                         107,950
     Due from related party (Note 5)                                     100,000
     Advances to Synergex (Note 6)                                        36,642
     Other current assets                                                 16,845
                                                                      ----------

Total current assets                                                   2,344,670

Property and equipment, net (Note 3)                                     182,092

Advances to Synergex, long-term (Note 6)                                 113,358

Other assets                                                              11,010
                                                                      ----------

                                                                      $2,651,130
                                                                      ==========

                                 See accompanying notes to financial statements.

                          REGISTRY MAGIC INCORPORATED

                                 BALANCE SHEET


                                                                        JULY 31,
                                                                           2000
--------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued liabilities                      $    250,496
                                                                   ------------
Total current liabilities                                               250,496
                                                                   ------------
COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 10)

SHAREHOLDERS' EQUITY: (NOTE 7)
     Preferred stock $.01 par value; 5,000,000
         shares authorized; no shares outstanding                            --
     Common stock, $.001 par value; 30,000,000
         shares authorized; 5,380,068
         issued and outstanding                                           5,380
     Additional paid-in capital                                      14,016,102
     Deficit                                                        (11,620,848)
                                                                   ------------

Total shareholders' equity                                            2,400,634
                                                                   ------------
                                                                   $  2,651,130
                                                                   ============

                                 See accompanying notes to financial statements.

                          REGISTRY MAGIC INCORPORATED

                            STATEMENTS OF OPERATIONS


YEARS ENDED JULY 31,                                    2000             1999
-------------------------------------------------------------------------------


REVENUES:

Product sales                                      $   952,994      $ 2,453,285
                                                   -----------      -----------

Total revenues (Note 1)                                952,994        2,453,285
                                                   -----------      -----------

COSTS AND EXPENSES:

Cost of sales                                          593,371        1,523,108

General and administrative                           2,645,467        3,857,760

Research and development                               704,904        1,242,210

Royalty expense                                             --          500,000

Depreciation                                           203,698          195,821

Acquisition costs (Note 6)                             384,306               --

Interest income, net of interest expense of $0
  and $2,258 in 2000 and 1999, respectively           (185,029)        (364,019)
                                                   -----------      -----------

Total costs and expenses                             4,346,717        6,954,880
                                                   -----------      -----------

Net Loss                                           $(3,393,723)     $(4,501,595)
                                                   ===========      ===========

Weighted average shares outstanding (Note 1)         5,503,295        5,813,041
                                                   ===========      ===========

Net loss per common share (basic and diluted)
  (Note 1)                                         $      (.62)     $      (.77)
                                                   ===========      ===========

                                 See accompanying notes to financial statements.

                          REGISTRY MAGIC INCORPORATED

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                     Common Stock               Additional
                                            ------------------------------        Paid-in
                                               Shares           Amount            Capital           Deficit            Total
                                            ------------      ------------      ------------      ------------      ------------
Balance at July 31, 1998                       5,813,000      $      5,813      $ 14,013,881      $ (3,725,530)     $ 10,294,164


Warrant conversion (Note 7)                       60,000                60               (60)               --                --

Issuance of stock for services (Note 7)            5,000                 5            15,933                --            15,938

Net loss                                              --                --                --        (4,501,595)       (4,501,595)
                                            ------------      ------------      ------------      ------------      ------------

Balance at July 31, 1999                       5,878,000             5,878        14,029,754        (8,227,125)        5,808,507

Repurchase of common stock (Note 7)             (600,000)             (600)          (59,400)               --           (60,000)

Exercise of stock options (Note 7)               102,068               102            45,748                --            45,850

Net loss                                              --                --                --        (3,393,723)       (3,393,723)
                                            ------------      ------------      ------------      ------------      ------------

Balance at July 31, 2000                       5,380,068      $      5,380      $ 14,016,102      $(11,620,848)     $  2,400,634
                                            ============      ============      ============      ============      ============

                                 See accompanying notes to financial statements.

                          REGISTRY MAGIC INCORPORATED

                            STATEMENTS OF CASH FLOWS

YEAR ENDED JULY 31,                                      2000             1999
---------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net loss                                         $ (3,393,723)    $ (4,501,595)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Depreciation                                        203,698          195,821
     Deferred patent costs write-off                          --           36,073
     Inventory allowance                                  28,589               --
     Provision for doubtful accounts                      14,442          342,366
     Common stock and option conversion
       compensation expense                               43,000           15,938
     Decrease (increase) in accounts receivable          381,601         (820,915)
     Decrease (increase) in inventories                  119,696          (17,741)
     Decrease in other current assets                      5,759           21,017
     Decrease (increase) in other assets                  28,138          (18,056)
     (Decrease) in accounts payable and accrued
       expenses                                         (313,154)        (145,246)
                                                    ------------     ------------

Net cash used in operating activities                 (2,881,954)      (4,892,338)
                                                    ------------     ------------

INVESTING ACTIVITIES:
   Purchase/sales of equipment, net                       97,477         (341,879)
   Due from related party                               (100,000)              --
   Advances to Synergex                                 (150,000)              --
                                                    ------------     ------------

   Net cash used in investing activities                (152,523)        (341,879)
                                                    ------------     ------------

FINANCING ACTIVITIES:
   Net proceeds from exercise at stock options             2,850               --
   Repurchase of common stock                            (60,000)         (50,000)
                                                    ------------     ------------

Net cash provided by financing activities                (57,150)         (50,000)
                                                    ------------     ------------

Net decrease in cash                                  (3,091,627)      (5,284,217)
Cash and cash equivalents - beginning
   of period                                           4,968,294       10,252,511
                                                    ------------     ------------

Cash and cash equivalents - end of period           $  1,876,667     $  4,968,294
                                                    ============     ============
Supplemental disclosures:
   Cash paid for interest                           $         --     $      2,258
   Cash paid for income taxes                                 --               --
                                                    ============     ============

Non-cash disclosure:
Common stock and options issued for
  services rendered                                 $         --     $     15,938
Conversion of options to common stock                     43,000               --
Conversion of stock options                         $      2,850     $         --
                                                    ============     ============

                                 See accompanying notes to financial statements.

                          REGISTRY MAGIC INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF                    ORGANIZATION AND BUSINESS
     SIGNIFICANT
     ACCOUNTING POLICIES           Registry Magic Incorporated (the "Company"),
                                   was incorporated on October 11, 1995
                                   (Inception). The Company is engaged in the development and marketing of proprietary applications software incorporating core speech recognition technology. The Company's products are designed to enable a user to perform tasks or retrieve information by speaking into a telephone or to a computer in a natural conversational manner. The Company has developed voice recognition products that span the spectrum of applications from telephony to point-of-sale human interface solutions. The Company also is developing secured voice enabled applications that can be incorporated with emerging technologies in wireless area networks with particular emphasis on point-of-sale equipment. The
                                   Company's offices are located in Boca Raton, Florida. The Company currently only has one operating segment.

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


                                   CONCENTRATION OF CREDIT RISK AND RELIANCE ON
                                   CUSTOMERS AND SUPPLIERS

                                   The Company had cash balances at a financial institution in excess of insured limits by approximately $1,776,000 at July 31, 2000.

                          REGISTRY MAGIC INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS


                                   In 2000 and 1999, four customers and one customer in the software development industry accounted for approximately 68% and 10% of total revenues, respectively and 24% and 25% of year end accounts receivable, respectively.

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

                                   FAIR VALUE OF FINANCIAL INSTRUMENTS

                                   The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying amounts of such financial instruments as reflected in the balance sheet approximate their estimated fair value as of July 31, 2000. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

                          REGISTRY MAGIC INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS


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

                                   NET LOSS PER COMMON SHARE

                                   The Company accounts for earnings per share
                                   ("EPS") pursuant to SFAS No. 128, "Earnings
                                   Per Share."

                                   Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each year.

                                   The Company's potentially issuable shares of common stock pursuant to outstanding stock purchase options and warrants, for fiscal years ended July 31, 2000 and 1999 (totaling 604,500 shares and 1,702,376 shares with prices ranging from $3.50 to $9.06 and $0.50 to $9.06, respectively) are excluded from the Company's diluted computation as their effect would be antidilutive to the Company's net loss per share.

                          REGISTRY MAGIC INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS


                                   LONG-LIVED ASSETS

                                   In accordance with SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company includes as a component of income from continuing operations before taxes on income, the impairment loss on assets to be held and losses on assets expected to be disposed of.

                                   STOCK BASED COMPENSATION

                                   SFAS No. 123, "Accounting for Stock Based
                                   Compensation," establishes a fair value
                                   method for accounting for stock-based
                                   compensation plans either through recognition or disclosure. The Company did not adopt, for employee options the fair value based method but instead discloses the pro forma effects of the calculation required by the statement.

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

                                   RECENT AND FUTURE ACCOUNTING PRONOUNCEMENTS

                                   In June 1998, the Financial Accounting
                                   Standards Board issued SFAS No. 133,
                                   ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND
                                   HEDGING ACTIVITIES. SFAS No. 133 requires companies to recognize ALL derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss

                          REGISTRY MAGIC INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS


                                   recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or
                                   (ii) the earnings effect of the hedged
                                   forecasted transaction. For a derivative NOT designated as a hedging instrument, the gain or loss is recognized in income in the period of change. As amended, the effective date is for all fiscal quarters of fiscal years beginning after June 15, 2000.

                                   Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

                                   In March 2000, the Financial Accounting
                                   Standards Board (FASB) issued FASB
                                   Interpretation No. 44 (Interpretation 44),
                                   ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Interpretation 44 is effective July 1, 2000, with certain provisions effective retroactively to December 15, 1998 and January 12, 2000. There was no effect of the retroactive provisions of Interpretation 44 on the Company's financial statements. Interpretation 44 is not expected to have a material effect on the Company's financial statements.

2.      GOING CONCERN              The Company's financial statements are
                                   presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses and a cash deficiency from operations. In order to remain a going concern, the Company must obtain additional sources of cash and ultimately achieve profitable operations. The
                                   Company's plans for raising additional
                                   sources of cash primarily rely on the
                                   Company's intent to raise capital through private placement offerings of shares of common stock. Additionally, the Company is planning to introduce new

                          REGISTRY MAGIC INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS

                                   product lines. The Company's overall goal is to exploit its proprietary speech recognition application expertise and combine it in a secured environment with the wireless Internet, mobile commerce, and wireless LANs. By broadening the spectrum of the Company's technologies to include Speech Recognition and Verification, WAP, and wireless LANs, the Company believes it can take advantage of recent technological developments that are bringing the Internet, databases and LANs to the retail market. The Company has developed products that integrate technology with point-of-sale terminals. The Company plans on developing additional products around this platform.

                                   The Company's continued existence is
                                   dependent upon its ability to resolve its liquidity problems by raising additional cash, developing new product lines, controlling operating expenses and by achieving profitable operations. No assurances can be made that the Company can obtain additional sources of cash or that operations can produce a positive cash flow or that the Company will be successful in achieving the above stated goals.

                                   The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

                          REGISTRY MAGIC INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS



3.      PROPERTY AND EQUIPMENT     The Company's property and equipment is
                                   summarized as follows:

                                   JULY 31, 2000
                                   -------------
                                   Office equipment                            $  71,814
                                   Computers                                     401,314
                                                                               ---------

                                                                                 473,128
                                   Accumulated depreciation                     (291,036)
                                                                               ---------

                                                                               $ 182,092
                                                                               =========

4.      INCOME TAXES               At July 31, 2000, the Company had a net
                                   operating loss carryforward (NOL) of
                                   approximately $10,200,000, which expires through 2020.

                                   The net deferred tax asset is comprised of the following at July 31, 2000:

                                   Deferred tax assets:
                                       Prepaid royalty expense               $    20,000
                                       Start up costs                            156,000
                                       Allowance for doubtful accounts           163,000
                                       Net operating loss carryforward         3,825,000
                                                                             -----------

                                                                               4,164,000
                                                                             -----------
                                   Deferred tax liability:
                                       Depreciation                              (36,000)
                                                                             -----------

                                   Net deferred tax asset                      4,128,000
                                   Deferred tax asset valuation allowance     (4,128,000)
                                                                             -----------

                                   Net deferred tax asset                    $        --
                                                                             ===========

                          REGISTRY MAGIC INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS


                                   Realization of any portion of the Company's deferred tax asset at July 31, 2000 is not considered to be more likely than not and accordingly a $4,128,000 valuation allowance has been provided.

5.      RELATED PARTY              During the year, the Company paid a director,
                                   $40,000 for consulting services and advanced the director $125,000 in connection with services rendered in a proposed merger. The merger was unsuccessful. The director and the Company reached an agreement whereby the director repaid $100,000 to the Company, subsequent to year end. Accordingly a receivable of $100,000 is reflected in the July 31, 2000 balance sheet.


6.      SYNERGEX MERGER            On August 7, 2000, the Company and Synergex
                                   International Corporation ("Synergex")
                                   terminated a Plan of Merger and accordingly, the Company wrote off acquisition costs of approximately $384,000.

                                   In connection with the termination of the Merger, the Company terminated a Management Services Agreement whereby Synergex agreed to provide the Company with executive accounting, sales, marketing and other management services as agreed upon by the parties. The Company paid Synergex $135,872 for these services. The Company's personnel will resume these functions.

                                   In connection with the merger the Company had advanced Synergex $150,000 pursuant to a promissory note. Synergex has agreed to repay the principal amount of $150,000 plus interest equal to prime plus 2% in 36 equal monthly installments beginning September 1, 2000. Currently the note is past due.

7.      SHAREHOLDERS' EQUITY       In conjunction with a 1996 private placement,
                                   five-year warrants to purchase 100,000 shares of common stock exercisable at $6.00 per share were granted to the investment banker.
                                   The exercise price of these warrants was reduced by the Board of Directors to $5.00 per share during the 1999 fiscal year. These warrants contained a cashless exercise feature which allowed the excess of the common stock market value over the option price to be used as currency to purchase the shares underlying the warrant. In April 1999, the holder converted these warrants to 60,000 shares of the

                          REGISTRY MAGIC INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS



                                   Company's common stock, based on the cashless exercise formula. In November 1997, in connection with a private placement, the Company issued 200,000 shares of common stock at $5.00 for cash consideration of $1,000,000. Costs associated with this transaction were $2,841.

                                   During July 1999, the Company issued 5,000 shares of its common stock to a consultant for services rendered. The Company charged operations for approximately $16,000 representing the estimated fair market value of the shares issued.

                                   During October 1999, the Company entered into Settlement Agreements and General Releases with two former employees. Under the terms of these Agreements, the Company dismissed with prejudice a pending action against one of the former employees. Also, as part of these Settlement Agreements, the employees sold to the Company 600,000 shares of Common Stock for $60,000. The parties exchanged general releases as part of these Settlement Agreements.

                                   In August 1999, a former employee of the company exercised 90,000 stock options to purchase 77,405 shares of common stock at an exercise price of $.50 per share of common stock. The purchase price consisted of a cashless exercise provision utilizing 12,595 shares of common stock and $2,850.

                                   In April 2000, a former director and a
                                   current officer of the Company converted
                                   85,000 common stock options exercisable at $3.75 into 24,663 shares of common stock. These options contained a cashless exercise feature, which allowed the excess of the common stock market value over the option price to be used as currency to purchase the shares underlying the option. In connection with this conversion, the Company recorded $43,000 as compensation expense, which is attributed to the difference between the exercise price and the market value of the common stock on the date of conversion.

8.      COMMITMENTS                a)    LICENSES AND ROYALTIES
                                         ----------------------
                                         On December 31, 1996, the Company
                                         entered into a licensing agreement with
                                         Lernout & Hauspie Speech Products N.V.
                                         ("L&H") which grants the Company the
                                         right to use a certain software object
                                         code in the development of its products
                                         in

                          REGISTRY MAGIC INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS


                                         exchange for payment of certain amounts
                                         for royalties. The agreement runs for a
                                         term of four years and provides for the
                                         payment of percentage royalties and
                                         unit royalties as specified in the
                                         agreement. To date no royalties have
                                         been paid.

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

                                   c)    LEASE

                                         The Company occupies premises under an
                                         operating lease. Rent expense for 2000
                                         and 1999 aggregated approximately
                                         $88,000 and $98,000, respectively.
                                         Minimum guaranteed lease payments under
                                         these leases require the Company to
                                         make payments of $22,025 in fiscal
                                         2001.

                                   d)    VENDOR LICENSING DOCUMENT

                                         On June 29, 2000 a former executive of
                                         Synergex purporting to act on behalf of
                                         the Company entered into an agreement
                                         with a vendor to license certain
                                         software for a term of three years.
                                         Under the terms of the document the
                                         Company  would be obligated to pay
                                         $250,000 plus related charges of
                                         $37,500 beginning August 1, 2000
                                         payable over the following eight
                                         months. The Company maintains that the
                                         former executive of Synergex was not
                                         authorized to execute the licensing
                                         document. The vendor should have been
                                         aware of this fact based on a prior
                                         relationship with the Company and the
                                         capacity in which the Synergex
                                         executive executed the document.
                                         Management does not believe that any
                                         obligation exists under the document
                                         and accordingly, has not accrued any
                                         costs.

9.      STOCK BASED
        COMPENSATION               In March 1997, the Company adopted a Stock
                                   Option Plan (the 1997 "Plan") under which
                                   300,000 shares of common stock are reserved for issuance upon exercise of stock based awards, including non-qualified stock options. The 1997 Plan is also authorized to issue short-term cash incentive awards. The
                                   1997 Plan is administered by either the Board or such committees, officers and/or employees of the Company as the Board may so designate.
                                   The purchase price of each share of common stock purchased upon exercise of any option granted is as follows: (i) incentive stock options shall be equal to or greater than the fair market value of the common stock on the date of grant as required under Section 422 of the Internal Revenue Code, (ii) options granted to 10% holders and designated by the plan administrator as incentive stock options shall be at least 110% of the fair market

                          REGISTRY MAGIC INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS


                                   value of the common stock on the date of grant as required under Section 422 of the Internal Revenue Code, (iii) non-employee director options shall be equal to or greater than the fair market value of the common stock on the date of the grant. Pursuant to the plan, options to purchase 47,500 shares of common stock exercisable at $7.88 to $8.00 or the number of already owned shares of stock equal in value to the total exercise price of the options were granted during the year ended July 31, 1999. No options under this plan were granted during the year ended July 31, 2000. These options vest over terms up to five years from the grant date with expiration dates beginning in 2001.

                                   In March 1999, the Company adopted a Stock
                                   Option Plan (the 1999 "Plan") under which
                                   500,000 shares of common stock are reserved for issuance upon exercise of stock based awards including, non-qualified stock options. The 1999 Plan is also authorized to issue short-term cash incentive awards. The 1999 Plan is administered by either the Board or such committees; officers and/or employees of the Company as the Board may so designate. The purchase price of each share of common stock purchased upon exercise of any option granted is as follows: (i) incentive stock options shall be equal to or greater than the fair market value of the common stock on the date of grant as required under Section 422 of the Internal Revenue Code, (ii) options granted to 10% holders and designated by the plan administrator as incentive stock options shall be at least 110% of the fair market value of the common stock on the date of grant as required under Section 422 of the Internal Revenue Code, (iii) non-employee director options shall be equal to or greater than the fair market value of the common stock on the date of the grant. Pursuant to the 1999 Plan, options to purchase 363,600 shares of common stock exercisable at $3.00 to $3.63 or the number of already owned shares of stock equal in value to the total exercise price of the options, have been granted as of July 31, 1999. No options were granted as of July 31, 2000. These options vest over terms up to five years from the grant date with expiration dates beginning in 2004.

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

                                   Subsequent to year end, the Company issued five-year non-plan options to purchase 300,000 shares of common stock exercisable at $1.375 were granted to four directors and one employee. These options have available a cashless exercise provision whereby the holder can exercise the options based on a formula pursuant to the stock option agreement.

                                   SFAS No. 123, Accounting for Stock-Based
                                   Compensation, requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: no dividend yield percent; expected volatility of 0.500; risk-free interest rate of 5.8% and expected lives ranging between 4 and 5 years for the 1997 Plan, 1999 Plan and non-plan options. No grants were made during the year ended July 31, 2000.

                                   Under the accounting provisions of SFAS No.
                                   123, the Company's pro forma net loss and loss per share would have been:

                                   YEAR ENDED JULY 31,             2000          1999
                                                                ----------    ----------
                                   Net loss
                                       As reported              $3,393,723    $4,501,595
                                       Pro forma                $3,414,845    $5,870,748

                                   Net loss per common share
                                       As reported              $     (.62)   $     (.77)
                                       Pro forma                $     (.62)   $    (1.01)

                          REGISTRY MAGIC INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS


A summary of the status of the Company's fixed stock option plan and non-plan options as of July 31, 2000 and 1999, and changes during the years then ended is presented below:

YEAR ENDED JULY 31,                            2000                        1999
                                     -------------------------  -------------------------
                                                    Weighted-                   Weighted-
                                                    Average                     Average
                                                    Exercise                    Exercise
                                       Shares        Price        Shares         Price
                                     ----------    -----------  ----------     ----------
Outstanding at beginning of year      1,542,376     $3.58          568,276        $3.16
Granted                                      --        --          981,100         3.82
Exercised                              (175,000)     2.08               --           --
Forfeited                              (922,876)     3.72           (7,000)        3.50
                                     ----------     -----       ----------        -----

Outstanding at end of year              444,500      3.87        1,542,376         3.58
                                     ----------     -----       ----------        -----
Options exercisable at year-end         444,500      3.87        1,212,876         3.62


YEAR ENDED JULY 31,                    2000         1999
                                      -------      ------
Weighted-average fair value of
options granted during the year:
     Below market                     $   --       $   --
     At market                        $   --       $ 1.93
     Above market                     $   --       $   --

The following table summarizes information about fixed stock options and non-plan options outstanding at July 31, 2000.

                                            Options Outstanding                  Options Exercisable
                              ----------------------------------------------   ---------------------------
                                                   Weighted
                                 Number            Average        Weighted      Number          Weighted
                              Outstanding         Remaining        Average      Exercis          Average
            Exercise               at            Contractual       Exercise    -able at         Exercise
             Prices             7/31/00              Life           Price       7/31/99           Price
           -----------        -----------        ------------    -----------   ----------      -----------
              $   7.00           14,500            2.67 years      $   7.00       14,500         $   7.00
              $   5.00            2,000            2.42 years      $   5.00        2,000         $   5.00
              $   3.85          100,000             .61 year       $   3.85      100,000         $   3.85
              $   3.75          285,000            3.50 years      $   3.75      285,000         $   3.75
              $   3.63           23,000            3.95 years      $   3.63       23,000         $   3.63
              $   3.50           20,000            2.00 years      $   3.50        5,000         $   3.50

                          REGISTRY MAGIC INCORPORATED

                         NOTES TO FINANCIAL STATEMENTS


10.     SUBSEQUENT EVENTS         BRISTOL RETAIL SOLUTIONS
        (UNAUDITED AS TO (a.))

                                  a. On November 6, 2000, Registry Magic and Bristol Retail Solutions entered into an Agreement and Plan of Merger. The Merger Agreement provides, among other things, that upon the terms and subject to the conditions contained in the Merger Agreement, Bristol will merge with and into a subsidiary of Registry Magic formed solely for the purpose of completing the Merger. In the Merger all outstanding shares of common stock of Bristol will be converted into the right to receive .65 of a share of Registry Magic's common stock. Certain members of management and a principal shareholder of the Company are also members of management and are shareholders of Bristol.

                                        The shares of Bristol's outstanding
                                        preferred stock at the date of the
                                        merger will be converted into similar
                                        shares of preferred stock of Registry
                                        Magic. The Merger Agreement is subject
                                        to approval of the shareholders of
                                        Bristol, and to obtaining third party
                                        consents by Bristol, including the
                                        consent of the holders of Bristol's
                                        Series C Convertible Preferred Stock. At the effective date of the Merger, the Board of Directors of Registry Magic shall consist of five members, four of whom shall be designated by Registry, and at least two whom shall be independent within the meaning of the securities exchange on which the Registry shares are then listed and one will be designated by Bristol.

                                  b.    Effective October 20, 2000, Bristol
                                        entered into a promissory note whereby
                                        Registry advanced $250,000 to Bristol to be used by Bristol for working capital purposes. In the event the proposed merger between Registry and Bristol does not close, Bristol will repay Registry the amount outstanding, plus interest at the rate of 8% per annum on October 19, 2001. The Note is secured by all of Bristol's inventory and receivables not subject to and second to the first lien of Coast Business Credit.