Form 10QSB
period 2000-10-31
REGISTRY MAGIC INC
filed 2000-12-15
CIK 1022959

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended        October 31, 2000
                                         --------------------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from               to
                                      -------------    --------------

                         Commission File Number: 0-24283

                           REGISTRY MAGIC INCORPORATED
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

               FLORIDA                                  65-0623427
--------------------------------------   ---------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

         6251-B Park of Commerce Blvd. NW,  Boca Raton, Florida  33487
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 994-3223
                         -------------------------------
                           (Issuer's telephone number)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,880,068 shares of Common Stock as of December 11, 2000.

--------------------------------------------------------------------------------

                           REGISTRY MAGIC INCORPORATED

                                      INDEX

PART 1.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Balance Sheets - October 31, 2000 (unaudited) and July 31, 2000

              Condensed Statements of Operations (unaudited) for the Three Months Ended October 31, 2000 and 1999

              Condensed Statements of Cash Flows (unaudited) for the Three Months Ended October 31, 2000 and 1999

              Notes to Condensed Financial Statements (unaudited)

Item 2.       Management's Discussion and Analysis and Plan of
              Operation

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

                           REGISTRY MAGIC INCORPORATED

                            CONDENSED BALANCE SHEETS

                                                                                  October 31,        July 31,
                                                                                     2000              2000
                                                                                 ------------      ------------
                                                                                 (unaudited)
                                             ASSETS
Current assets:
   Cash and cash equivalents ...............................................     $  1,539,297      $  1,876,667
   Accounts receivable, net ................................................           58,556           206,566
   Inventories .............................................................          102,168           107,950
   Due From Related Parties ................................................               --           100,000
   Advances to Synergex ....................................................           48,333            36,642
   Advances to Bristol Retail Solutions ....................................          250,000                --
   Other current assets ....................................................           43,583            16,845
                                                                                 ------------      ------------
              Total current assets .........................................        2,041,937         2,344,670

Property and equipment, net ................................................          151,741           182,092

Advances to Synergex .......................................................          101,667           113,358
Other assets ...............................................................           11,010            11,010
                                                                                 ------------      ------------
                                                                                 $  2,306,355      $  2,651,130
                                                                                 ============      ============
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued liabilities ................................     $    323,237      $    250,496
                                                                                 ------------      ------------
Total current liabilities ..................................................          323,237           250,496
                                                                                 ============      ============
Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares
    outstanding ............................................................               --                --
  Common stock, $.001 par value; 30,000,000 shares authorized; 5,380,068 and
    5,380,068 shares issued and outstanding respectively ...................            5,380             5,380
  Additional paid-in capital ...............................................       14,016,102        14,016,102
  Accumulated deficit ......................................................      (12,038,364)      (11,620,848)
                                                                                 ------------      ------------
               Total shareholders' equity ..................................        1,983,118         2,400,634
                                                                                 ------------      ------------
                                                                                 $  2,306,355      $  2,651,130
                                                                                 ============      ============

            See accompanying notes to condensed financial statements.

                           Registry Magic Incorporated

                       Condensed Statements of Operations
                                   (Unaudited)

                                          For the Three Months Ended
                                                 October 31,
                                         ----------------------------
                                            2000             1999
                                         -----------      -----------
Revenues:
Product sales ......................     $    55,450      $   523,458
                                         -----------      -----------
Total income .......................          55,450          523,458

Costs and expenses:

Cost of goods sold .................          44,018          318,738

General and administrative .........         323,530          964,367

Research and development ...........         107,991          282,324

Depreciation .......................          32,258           55,837

Interest income, net ...............         (34,831)         (57,889)
                                         -----------      -----------
Total costs and expenses ...........         472,966        1,563,377
                                         -----------      -----------
Net loss ...........................     $  (417,516)     $(1,039,919)
                                         ===========      ===========
Weighted average shares
      outstanding ..................       5,380,068        5,887,649
                                         ===========      ===========
Net loss per common share (basic and
      diluted) .....................     $      (.08)     $      (.18)
                                         ===========      ===========

            See accompanying notes to condensed financial statements.

                           REGISTRY MAGIC INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      For the Three Months Ended
                                                             October 31,
                                                     ----------------------------
                                                         2000             1999
                                                     -----------      -----------
Operating Activities:
    Net loss ...................................     $  (417,516)     $(1,039,919)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
    Depreciation ...............................          32,258           55,837
    Decrease in accounts receivable ............         148,010           45,844
    Decrease (increase) in inventories .........           5,782           (5,273)
    Increase in other current assets ...........         (26,738)         (24,906)
    Decrease in other assets ...................              --            4,730
    Increase (decrease) in accounts
      payable and accrued expenses .............          72,741         (215,623)
                                                     -----------      -----------
              Net cash used in operating
                activities .....................        (185,463)      (1,179,310)
                                                     -----------      -----------
Investing Activities:
    Purchase of equipment ......................          (1,907)              --
    Due From Related Party .....................         100,000               --
    Advances to Bristol Retail Solutions .......        (250,000)              --
    Sale of equipment ..........................              --            2,221
                                                     -----------      -----------
              Net cash from (used in) investing
               activities ......................        (151,907)           2,221
                                                     -----------      -----------
Financing Activities:
    Exercise of stock options ..................              --            2,850
    Repurchase of common stock .................              --          (60,000)
                                                     -----------      -----------
              Net cash from financing activities              --          (57,150)
                                                     -----------      -----------
              Net decrease in cash .............        (337,370)      (1,234,239)

Cash beginning of period .......................       1,876,667        4,968,294
                                                     -----------      -----------
    Cash end of period .........................     $ 1,539,297      $ 3,734,055
                                                     ===========      ===========
    Supplemental disclosures:
    Cash paid for interest: ....................     $        --      $        76
                                                     ===========      ===========
    Cash paid for income taxes: ................     $        --      $        --
                                                     ===========      ===========

            See accompanying notes to condensed financial statements.

                           Registry Magic Incorporated
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended October 31, 2000 are not necessarily indicative of the results to be expected for the year ended July 31, 2001. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-end July 31, 2000.

2.       NOTES RECEIVABLE BRISTOL RETAIL SOLUTIONS

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

3.      SUBSEQUENT EVENTS

         In November 2000, the Company, pursuant to a promissory note, advanced Bristol an additional $400,000 under the same terms as the original advance.

         In November 2000, the Company received cash in the amount of $500,000 from a private investor for 500,000 restricted shares of common stock at $1.00 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

                  THE COMPANY'S UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN. THE AUDITORS REPORT ON THE COMPANY'S 2000 FINANCIAL STATEMENTS STATES THAT "THE COMPANY HAS SUFFERED RECURRING LOSSES FROM OPERATIONS AND HAS A CASH DEFICIENCY FROM OPERATIONS AND IS EXPERIENCING ONGOING OPERATIONAL LOSSES THAT RAISE SUBSTANTIAL DOUBT ABOUT ITS ABILITY TO CONTINUE AS A GOING CONCERN. THIS QUARTERLY REPORT FORM 10-QSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-QSB, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING THOSE RISKS DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB AS WELL AS IN THIS REPORT ON FORM 10-QSB SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS WE INCLUDE IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE YOU THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.

         The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere.

OVERVIEW

         Registry was organized to design, develop, commercialize and market proprietary products and services that exploit recent advances in speech recognition technologies. The Company also is developing secured voice enabled applications that can be incorporated with emerging technologies in wireless area networks with particular emphasis on point-of-sale equipment. The products currently offered or under development by Registry have the objective of enabling a user to speak into a telephone or to a computer in a natural conversational manner and, in turn, have the product listen, understand and respond by performing tasks or retrieving information in a secured environment.

         Registry's initial product was the Virtual Operator(TM) a speech driven auto-attendant and call routing turnkey product. The Virtual Operator product is generating only limited sales and the Company has been unable to successfully create a substantial market for it. This has resulted in significant losses for Registry Magic over the past three years.

         Beginning in August 2000, the Company has begun to reposition itself in the Mobile Commerce (mCommerce) industry by leveraging its existing speech application technologies, incorporating emerging wireless technologies (i.e. Bluetooth), and shifting its business model to one focused on developing recurring revenue. Under this new direction, the Company has broadened its technology base to capitalize on the expanding mobile Internet and eCommerce marketplaces. Registry is also seeking to establish distribution capacity for its technologies through a combination with a major distributor of point-of-sale equipment.

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

         For the three months ended October 31, 2000, product sales were $55,450 compared to $523,458 for the three months ended October 31, 1999 a decrease of $468,008. Sales have decreased as the Company has reduced its sales staff and shifted its focus from its Virtual Operator product to mCommerce products.

         For the three months ended October 31, 2000, cost of sales amounted to $44,018 or 79% of sales representing hardware costs associated with the Company's Virtual Operator. For the three months ended October 31, 1999 cost of sales amounted to $318,738 or 61% of sales representing hardware costs associated with the Company's Virtual Operator.

         General and administrative expense decreased by $640,837 to $323,530 for the three months ended October 31, 2000 from $964,367 for the three months ended October 31, 1999. The reduction in general and administrative expense was due to decreased administrative and sales staff. The decrease in staff was due to the termination of all staff not directly focused on strategic projects. The Company does not foresee a significant increase in general and administrative costs from its present level.

         Research and development expenses for the three months ended October 31, 2000 were $107,991 compared to $282,324 for the three months ended October 31, 1999 a decrease of $174,333. This was due to the Company reducing its development staff. Research and development expenses incurred in the course of establishing technological feasibility of the Company's software applications have been charged to operations pursuant to Statement of Financial Accounting Standards SFAS No.86 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.

         Depreciation expense decreased $23,579 for the three months ended October 31, 2000 to $32,258 from $55,837 for the three months ended October 31, 1999.

         Interest income net for the three months ended October 31, 2000 amounted to $34,831 compared to $57,889 of interest income net for the three months ended October 31, 1999 a decrease of $23,058. The decrease in interest income was due to the Company's reduction in cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 2000, the Company had approximately $1,539,000 in cash and cash equivalents. The Company does not have any available lines of credit. Since inception, and until completion of the Company's public offering in June 1998,the Company financed its operations through loans from the Company's Chairman and his wife and from private placements of both debt and equity. On June 2, 1998, the Company closed an initial public offering of Common Stock. The Company offered and sold 1,600,000 shares of Common Stock at an offering price of $7.25 per share, raising proceeds, net of offering costs, of approximately $9,900,000. On June 26, 1998, through the underwriter's exercise of an over-allotment, the Company sold an additional 220,000 shares of Common Stock raising net proceeds of approximately $1,400,000.

         Net cash used in operating activities decreased by $993,847 to $185,463 for the three months ended October 31, 2000 as compared with $1,179,310 during the three months ended October 31, 1999. Net cash used in operating activities was primarily related to the Company's continued expansion of its research and development and sales and marketing efforts.

         Net cash from(used in) investing activities during the three months ended October 31, 2000 and 1999 were $(151,907) and $2,221 respectively an increase of $154,128. The increase is do to $250,000 advanced to Bristol Retail Solutions and the repayment of $100,000 owed from a Director of the Company.

         Net cash used by financing activities during the three months ended October 31, 2000 and 1999 amounted to $0 and $57,150 respectively. For the three months ended October 31, 1999, the Company repurchased 600,000 shares of common stock from two former employees, the Company also received $2,850 from the exercise of stock options.

         The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The auditors' report on the Company's 2000 financial statements states that "the Company has suffered recurring losses from operations, has a cash deficiency from operations and is experiencing operating losses that raise substantial doubt about its ability to continue as a going concern." The Company continues to explore the possibility of raising funds through available sources including but not limited to equity and debt markets. It is uncertain that the Company will be successful at raising funds through these sources.

                           PART II. OTHER INFORMATION


ITEM 2.  Changes in Securities and Use of Proceeds

         In November 2000 the Company sold 500,000 shares of common stock to a private investor for $500,000 of $1.00 per share.

ITEM 5.  OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K

              (a) Exhibits required by item 601 of Regulation S-B

                  The following exhibits are filed as part of this report:

                  27.1  Financial Data Schedule

              (b) Reports on Form 8-K

                  On November 21, 2000 the Company filed a current report on Form 8-K disclosing the Plan of Merger with Bristol Retail Solutions. The transaction was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REGISTRY MAGIC INCORPORATED

                                        By: /s/ Lawrence Cohn
                                           -----------------------------------
                                           Lawrence Cohn,
                                           Chief Executive Officer

                                        By: /s/ Martin Scott
                                           -----------------------------------
                                           Martin Scott, Secretary,
                                           Treasurer and Principal Financial
                                           and Accounting Officer

DATED: December 15, 2000