Form 10QSB
period 2001-01-31
REGISTRY MAGIC INC
filed 2001-03-23
CIK 1022959

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended        January 31, 2001
                                         --------------------------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,200,068 shares of Common Stock as of March 15, 2001.

                           REGISTRY MAGIC INCORPORATED

                                      INDEX

PART 1.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Balance Sheets - January 31, 2001 (unaudited) and July 31, 2000

              Condensed Statements of Operations (unaudited) for the Three and Six Months Ended January 31, 2001 and 2000

              Condensed Statements of Cash Flows (unaudited) for the Six Months Ended January 31, 2001 and 2000

              Notes to Condensed Financial Statements (unaudited)

Item 2.       Management's Discussion and Analysis and Plan of
              Operation

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

                           REGISTRY MAGIC INCORPORATED

                            CONDENSED BALANCE SHEETS

                                                                                 January 31,         July 31,
                                                                                     2001              2000
                                                                                 ------------      ------------
                                                                                 (unaudited)
                                             ASSETS
Current assets:
   Cash and cash equivalents ...............................................     $    924,517      $  1,876,667
   Accounts receivable, net ................................................            4,705           206,566
   Inventories .............................................................           94,067           107,950
   Due From Related Parties ................................................               --           100,000
   Advances to Synergex ....................................................           48,333            36,642
   Advances to Bristol Retail Solutions ....................................          910,000                --
   Merger costs                                                                        37,123                --
   Other current assets ....................................................           50,977            16,845
                                                                                 ------------      ------------
              Total current assets .........................................        2,069,722         2,344,670

Property and equipment, net ................................................          139,788           182,092

Advances to Synergex .......................................................           94,301           113,358
Other assets ...............................................................           34,344            11,010
                                                                                 ------------      ------------
                                                                                 $  2,338,155      $  2,651,130
                                                                                 ============      ============
                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities ................................     $    281,143      $    250,496
                                                                                 ------------      ------------
Total current liabilities ..................................................          281,143           250,496
                                                                                 ============      ============
Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares
    outstanding ............................................................               --                --
  Common stock, $.001 par value; 30,000,000 shares authorized; 5,880,068 and
    5,380,068 shares issued and outstanding respectively ...................            5,880             5,380
  Additional paid-in capital ...............................................       14,515,602        14,016,102
  Accumulated deficit ......................................................      (12,464,470)      (11,620,848)
                                                                                 ------------      ------------
               Total shareholders' equity ..................................        2,057,012         2,400,634
                                                                                 ------------      ------------
                                                                                 $  2,338,155      $  2,651,130
                                                                                 ============      ============

            See accompanying notes to condensed financial statements.

                           Registry Magic Incorporated
                       Condensed Statements of Operations
                                   (Unaudited)

                                                            For the Three Months                  For the Six Months
                                                               Ended January 31,                  Ended January 31,
                                                       -----------------------------       -----------------------------
                                                          2001              2000              2001               2000
                                                       -----------       -----------       -----------       -----------
Revenues:
  Product sales .................................      $    61,103       $   260,541        $  117,553       $  784,000
                                                       -----------       -----------        ----------       ----------
    Total revenues ..............................           62,103           260,541           117,553          784,000

Costs and expenses:
  Cost of goods sold ............................           14,558           231,601            58,576          550,239
  General and administrative ....................          315,451           545,987           638,980        1,510,355
  Research and development ......................          159,389           165,439           267,380          447,764
  Depreciation and amortization .................           32,906            54,140            65,164          109,977
  Interest expense (income), net ................          (34,094)          (50,303)          (68,925)        (108,192)
                                                       -----------       -----------       -----------      -----------
    Total costs and expenses ....................          488,210           946,864           961,175        2,510,143
                                                       -----------       -----------       -----------      -----------
    Net loss ....................................      $  (426,107)      $  (686,323)      $  (843,622)     $(1,726,143)
                                                       ===========       ===========       ===========      ===========
Weighted average shares outstanding .............        5,711,590         5,335,405         5,545,829        5,754,494
Net loss per common share (basic and diluted) ...      $     (0.07)      $     (0.13)      $      (.15)     $     (0.30)
                                                       ===========       ===========       ===========      ===========


            See accompanying notes to condensed financial statements.

                           REGISTRY MAGIC INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      For the Six Months Ended
                                                             January 31,
                                                     ----------------------------
                                                         2001             2000
                                                     -----------      -----------
Operating Activities:
    Net loss ...................................     $  (843,622)     $(1,726,143)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
    Depreciation and amortization...............          65,164          109,977
    Decrease (increase) in accounts receivable..         201,861          (27,806)
    Decrease (increase) in inventories .........          13,883           69,569
    Increase in other current assets ...........         (34,132)         (38,199)
    Decrease in other assets ...................         (23,334)         (25,062)
    Increase (decrease) in accounts
      payable and accrued expenses .............          30,647         (314,985)
                                                     -----------      -----------
              Net cash used in operating
                activities .....................        (589,533)      (1,952,649)
                                                     -----------      -----------
Investing Activities:
    Purchase of equipment ......................         (22,860)            (386)
    Advances to Bristol Retail Solutions........        (910,000)              --
    Payment of due from related party...........         100,000               --
    Merger costs................................         (37,123)              --
    Payments from Synergex......................           7,366               --
                                                     -----------       ----------
              Net cash (used in) investing
               activities ......................        (862,617)            (386)
                                                     -----------      -----------
Financing Activities:
    Exercise of stock options ..................              --            2,850
    Repurchase of common stock .................              --          (60,000)
    Sale of Common Stock                                 500,000               --
                                                     -----------      -----------
              Net cash provided by (used in)
               financing activities                      500,000          (57,150)
                                                     -----------      -----------
              Net decrease in cash .............        (952,150)      (2,010,185)

Cash beginning of period .......................       1,876,667        4,968,294
                                                     -----------      -----------
    Cash end of period .........................     $   924,517      $ 2,958,109
                                                     ===========      ===========
    Supplemental disclosures:
    Cash paid for interest: ....................     $        --      $        --
                                                     ===========      ===========
    Cash paid for income taxes: ................     $        --      $        --
                                                     ===========      ===========



            See accompanying notes to condensed financial statements.

                          Registry Magic Incorporated
                     Notes to Condensed Financial Statements
                                   (Unaudited)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month period ended January 31, 2001 are not necessarily indicative of the results to be expected for the year ended July 31, 2001. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-end July 31, 2000.

2.       NOTES RECEIVABLE BRISTOL RETAIL SOLUTIONS

         Effective October 20, 2000, Bristol entered into a promissory note whereby Registry advanced $250,000 to Bristol to be used by Bristol for working capital purposes. In the event the proposed merger between Registry and Bristol does not close, Bristol will repay Registry the amount outstanding, plus interest at the rate of 8% per annum on October 19, 2001. The Note is secured by all of Bristol's inventory and receivables not subject to and second to the first lien of Coast Business Credit. Between November 2000, and January 2000, the Company, pursuant to promissory notes, advanced Bristol an additional $660,000, under the same terms as the original advance.

3.      SUBSEQUENT EVENTS

         In March 2000 the Company completed a private placement of common stock pursuant to Regulation S. The Company sold 1,302,000 shares of stock at $1.00 per share to accredited investors. The Company paid a 10% placement fee and issued 130,200 three year warrants exercisable at $1.00 per share. The issuance of these shares of stock and warrants will have a dilutive effect on future earnings per share.

         Between February and March the Company advanced Bristol an additional $750,000 under the same terms as the original advance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

                  THE COMPANY'S UNAUDITED FINANCIAL STATEMENTS HAVE BEEN PREPARED ASSUMING THAT THE COMPANY WILL CONTINUE AS A GOING CONCERN. THE AUDITOR'S REPORT ON THE COMPANY'S 2000 FINANCIAL STATEMENTS STATES THAT "THE COMPANY HAS SUFFERED RECURRING LOSSES FROM OPERATIONS AND HAS A CASH DEFICIENCY FROM OPERATIONS AND IS EXPERIENCING ONGOING OPERATIONAL LOSSES THAT RAISE SUBSTANTIAL DOUBT ABOUT ITS ABILITY TO CONTINUE AS A GOING CONCERN. THIS QUARTERLY REPORT ON FORM 10-QSB CONTAINS "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED IN OR INCORPORATED BY REFERENCE INTO THIS FORM 10-QSB, ARE FORWARD-LOOKING STATEMENTS. IN ADDITION, WHEN USED IN THIS DOCUMENT, THE WORDS "ANTICIPATE," "ESTIMATE," "PROJECT" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS, UNCERTAINTIES AND ASSUMPTIONS INCLUDING THOSE RISKS DESCRIBED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB AS WELL AS IN THIS REPORT ON FORM 10-QSB SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED OR PROJECTED. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS WE INCLUDE IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT ASSURE YOU THAT THESE EXPECTATIONS WILL PROVE TO BE CORRECT.

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

         Beginning in August 2000, the Company has begun to reposition itself in the Mobile Commerce (mCommerce) industry by leveraging its existing speech application technologies, incorporating emerging wireless technologies (i.e. Bluetooth), and shifting its business model to one focused on developing recurring revenue. Under this new direction, the Company has broadened its technology base to capitalize on the expanding mobile Internet and eCommerce marketplaces. Registry is also seeking to establish distribution capacity for its technologies through a combination with a major distributor of point-of-sale equipment. In November 2000, the Company announced the execution of a merger agreement with Bristol Retail Solutions. Pursuant to the merger agreement the Company will issue .65 of a share of its common stock for each outstanding share of Bristol common stock.

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

RESULTS OF OPERATIONS

         For the three months ended January 31, 2001, product sales were $62,103 compared to $260,541 for the three months ended January 31, 2000 a decrease of $198,438. For the Six months ended January 31, 2001, product sales were $117,553 compared to $784,000 for the six months ended January 31, 2000 a decrease of $666,447. Sales have decreased as the Company has reduced its sales staff and shifted its focus from its Virtual Operator product to mCommerce products.

         For the three months ended January 31, 2001 cost of sales amounted to $14,588 or 23% of sales as compared to $231,601 or 89% of sales for the three months ended January 31, 2000 representing hardware costs associated with the Company's

Virtual Operator. For the six months ended January 31, 2001 cost of sales amounted to $58,576 or 50% as compared to $550,239 or 70% of sales for the six months ended January 31, 2000 representing hardware costs associated with the Company's Virtual Operator.

         General and administrative expense decreased by $230,536 to $315,451 for the three months ended January 31, 2001 from $545,987 for the three months ended January 31, 2000. General and administrative expense decreased by $871,375 to $638,980 for the six months ended January 31, 2001 from $1,510,355 for the six months ended January 31, 2000. The reduction in general and administrative expense was due to decreased administrative and sales staff. The decrease in staff was due to the termination of all staff not directly focused on strategic projects.

         Research and development expenses for the three months ended January 31, 2001 were $159,389 compared to $165,439 for the three months ended January 31, 2000 a decrease of $6,050. Research and development expenses for the six months ended January 31, 2001 were $267,380 compared to $447,764 for the six months ended January 31, 2000 a decrease of $180,384. This was due to the Company reducing its development staff. Research and development expenses incurred in the course of establishing technological feasibility of the Company's software applications have been charged to operations pursuant to Statement of Financial Accounting Standards SFAS No.86 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.

         Depreciation expense decreased $21,234 for the three months ended January 31, 2001 to $32,906 from $54,140 for the three months ended January 31, 2000. Depreciation expense decreased $44,813 for the six months ended January 31, 2001 to $65,164 from $109,977 for the six months ended January 31, 2000.

         Interest income net for the three months ended January 31, 2001 amounted to $34,094 compared to $50,303 of interest income net for the three months ended January 31, 2000 a decrease of $16,209. Interest income net for the six months ended January 31, 2001 amounted to $68,925 compared to $108,192 of interest income net for the six months ended January 31, 2000 a decrease of $39,267. The decrease in interest income was due to the Company's reduction in cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 31, 2000 the Company had approximately $924,517 in cash and cash equivalents. The Company does not have any available lines of credit.

         Net cash used in operating activities decreased by $1,363,116 to $589,533 for the six months ended January 31, 2001 as compared with $1,952,649 during the six months ended January 31, 2000. Net cash used in operating activities was primarily related to the Company's continued research and development and its sales and marketing efforts.

         Net cash used in investing activities during the six months ended January 31, 2001 and 2000 was $862,617 and $386 respectively an increase of $862,231. The increase is mainly do to $910,000 advanced to Bristol Retail Solutions.

         Net cash provided by (used by) financing activities during the six months ended January 31, 2001 and 2000 amounted to $500,000 and ($57,150) respectively. For the six months ended October 31, 1999, the Company repurchased 600,000 shares of common stock from two former employees, the Company also received $2,850 from the exercise of stock options. In December 2000 the Company sold 500,000 shares of common stock to an unrelated third party for $500,000 at $1.00 per share.

         In March 2000 the Company completed a private placement of common stock pursuant to Regulation S. The Company sold 1,302,000 shares of stock at $1.00 per share to accredited investors. The Company paid a 10% placement fee and issued 130,200 three year warrants exercisable at $1.00 per share. The proceeds of the offering are to be used for acquisition expenses, advances to Bristol Retail

Solutions and general working capital. Due to the upcoming merger the Company may incur increased overhead as a result of additional employees being hired.

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

         Historically the Company has not entered into any derivative contracts in order to hedge existing risks or for speculative purposes. Accordingly, Bristol does not expect adoption of the new standards to affect its financial statements.

         In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Interpretation 44 is effective July 1, 2000, with certain provisions effective retroactively to December 15, 1998 and January 12, 2000. There was no effect of the retroactive provisions of Interpretation 44 on Bristol's financial statements. Interpretation 44 is not expected to have a material effect on the Company's financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Bristol does not expect the implementation of SAB 101 to have a material impact on the Company's earnings or financial position.

         In September 2000, the FASB issued SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENT OF LIABILITIES. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 replaces SFAS No. 125 and is effective for transfers and servicing of financial assets and extinguishments occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not materially impact the Company's earnings or financial position.

                           PART II. OTHER INFORMATION


ITEM 2.  Changes in Securities and Use of Proceeds


ITEM 5.  OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K

               (a) Reports on Form 8-K

                  On November 21, 2000 the Company filed a current report on Form 8-K disclosing the Plan of Merger with Bristol Retail Solutions.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        REGISTRY MAGIC INCORPORATED

                                        By: /s/ Lawrence Cohen
                                           -----------------------------------
                                           Lawrence Cohen,
                                           Chief Executive Officer

                                        By: /s/ Martin Scott
                                           -----------------------------------
                                           Martin Scott, Secretary,
                                           Treasurer and Principal Financial
                                           and Accounting Officer

DATED: March 23, 2001