Form 10QSB
period 2001-04-30
REGISTRY MAGIC INC
filed 2001-06-19
CIK 1022959

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended        April 30, 2001
                                         --------------------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from               to
                                      -------------    --------------

                         Commission File Number: 0-24283

                           REGISTRY MAGIC INCORPORATED
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

               FLORIDA                                  65-0623427
--------------------------------------   ---------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

         6401 Congress Avenue Suite 250, Boca Raton, Florida  33487
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,182,068 shares of Common Stock as of June 15, 2001.

                           REGISTRY MAGIC INCORPORATED

                                      INDEX

PART 1.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Balance Sheets - April 30, 2001 (unaudited) and July 31, 2000

              Condensed Statements of Operations (unaudited) for the Three and Nine Months Ended April 30, 2001 and 2000

              Condensed Statements of Shareholders' Equity for
              Nine Months Ended April 30, 2001 (unaudited)

              Condensed Statements of Cash Flows (unaudited) for the Nine Months Ended April 30, 2001 and 2000

              Notes to Condensed Financial Statements (unaudited)

Item 2.       Management's Discussion and Analysis and Plan of
              Operation

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities and Use of Proceeds

Item 5.       Other Information

Item 6.       Exhibits and Reports on Form 8-K

                           REGISTRY MAGIC INCORPORATED
                            CONDENSED BALANCE SHEETS


                                                                                  April 30,          July 31,
                                                                                     2001              2000
                                                                                 ------------      ------------
                                                                                 (unaudited)
                                             ASSETS
Current assets:
   Cash and cash equivalents ...............................................     $    338,256      $  1,876,667
   Accounts receivable, net ................................................               --           206,566
   Inventories .............................................................           94,573           107,950
   Due From Related Parties ................................................        1,971,655           100,000
   Advances to Synergex ....................................................           48,333            36,642
   Merger costs.............................................................           67,853                --
   Other current assets ....................................................           35,113            16,845
                                                                                 ------------      ------------
              Total current assets .........................................        2,555,783         2,344,670

Property and equipment, net ................................................          134,477           182,092

Advances to Synergex .......................................................           82,104           113,358
Other assets ...............................................................           49,368            11,010
                                                                                 ------------      ------------
                                                                                 $  2,821,732      $  2,651,130
                                                                                 ============      ============
                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued liabilities ................................     $    260,778      $    250,496
                                                                                 ------------      ------------
Total current liabilities ..................................................          260,778           250,496
                                                                                 ============      ============
Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares
    outstanding ............................................................               --                --
  Common stock, $.001 par value; 30,000,000 shares authorized; 7,182,068 and
    5,380,068 shares issued and outstanding, respectively ..................            7,182             5,380
  Additional paid-in capital ...............................................       17,103,478        14,016,102
  Accumulated deficit ......................................................      (14,549,706)      (11,620,848)
                                                                                 ------------      ------------
               Total shareholders' equity ..................................        2,560,954         2,400,634
                                                                                 ------------      ------------
                                                                                 $  2,821,732      $  2,651,130
                                                                                 ============      ============

      See accompanying notes to condensed financial statements (unaudited)

                           REGISTRY MAGIC INCORPORATED
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            For the Three Months                  For the Nine Months
                                                               Ended April 30,                      Ended April 30,
                                                      -----------------------------          -----------------------------
                                                          2001              2000                2001              2000
                                                        -----------     -----------          -----------       -----------
Revenues:
  Product sales .................................      $    33,426       $   166,561        $  150,978         $  950,561
                                                       -----------       -----------        ----------         ----------
    Total revenues ..............................           33,426           166,561           150,978            950,561

Costs and expenses:
  Cost of goods sold ............................           10,200            61,225            64,258            611,402
  Management Fees................................               --            30,000               --              30,000
  General and administrative ....................        1,955,744           477,188         2,588,557          1,987,540
  Research and development ......................          129,583            94,487           391,647            543,614
  Depreciation and amortization .................           33,137            51,052            98,301            161,030
  Interest (income), net ........................          (10,002)          (39,597)          (62,927)          (147,789)
                                                       -----------       -----------       -----------        -----------
    Total costs and expenses ....................        2,118,662           674,355         3,079,836          3,185,797
                                                       -----------       -----------       -----------        -----------
    Net loss ....................................      $(2,085,236)      $  (507,794)      $(2,928,858)       $(2,235,236)
                                                       ===========       ===========       ===========        ===========
Weighted average shares outstanding .............        6,570,128         5,358,890         5,891,408          5,542,991
Net loss per common share (basic and diluted) ...      $     (0.32)      $     (0.09)      $     (0.50)       $     (0.40)
                                                       ===========       ===========       ===========        ===========


            See accompanying notes to condensed financial statements (unaudited)

                           Registry Magic Incorporated
                  Condensed Statements of Shareholders' Equity
                                   (Unaudited)



                                                Common Stock             Additional
                                            ---------------------         Paid-In
                                              Shares      Amount          Capital          Deficit           Total
                                            ---------    --------      ------------     -------------      -----------
Balance as of August 1, 2000                5,380,068    $  5,380      $ 14,016,102     $ (11,620,848)     $ 2,400,634
(unaudited)

Sale of Common Stock (unaudited)              500,000         500           499,500                --          500,000

Sale of Common Stock, Net of Fees
(unaudited)                                 1,302,000       1,302         1,129,361                --        1,130,663

Warrants Issued for Consulting
Services (unaudited)                               --          --         1,458,515                --        1,458,515

Net loss (unaudited)                               --          --                --        (2,928,858)      (2,928,858)
                                            ---------    --------      ------------     -------------       ----------

Balance at April 30, 2001                   7,182,068    $  7,182      $ 17,103,478     $ (14,549,706)     $ 2,560,954
(unaudited)                                 =========    ========      ============     =============      ===========




      See accompanying notes to condensed financial statements (unaudited)

                           REGISTRY MAGIC INCORPORATED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                  For the Nine Months Ended
                                                                          April 30,
                                                                 ----------------------------
                                                                    2001             2000
                                                                 -----------      -----------
Operating Activities:
    Net loss ...................................                 $(2,928,858)     $(2,235,236)
    Adjustments to reconcile net loss to
      net cash used in operating activities:
    Depreciation and amortization...............                      98,301          161,030
    Issuance of warrants for consulting services                   1,458,515               --
    Decrease in accounts receivable.............                     206,566          146,123
    Decrease in inventories ....................                      13,377           92,490
    (Increase) decrease in other current assets.                     (18,268)           4,151
    (Increase) decrease in other assets ........                     (38,358)          35,256
    Increase (decrease) in accounts
      payable and accrued expenses .............                      10,282         (315,531)
                                                                 -----------      -----------
              Net cash used in operating
                activities .....................                  (1,198,443)      (2,111,717)
                                                                 -----------      -----------
Investing Activities:
    Purchase of equipment ......................                     (50,686)          (3,041)
    Advances to Bristol Retail Solutions........                  (1,871,655)              --
    Merger costs................................                     (67,853)        (112,932)
    Payments from Synergex......................                      19,563               --
                                                                 -----------       ----------
              Net cash (used in) investing
                activities .....................                  (1,970,631)        (115,973)
                                                                 -----------      -----------
Financing Activities:
    Exercise of stock options ..................                          --            2,850
    Repurchase of common stock .................                          --          (60,000)
    Due from related parties....................                          --         (100,000)
    Sale of Common Stock........................                   1,630,663               --
                                                                 -----------      -----------
              Net cash provided by (used in)
                financing activities............                   1,630,663         (157,150)
                                                                 -----------      -----------
              Net decrease in cash .............                  (1,538,411)      (2,384,840)

Cash beginning of period .......................                   1,876,667        4,968,294
                                                                 -----------      -----------
    Cash end of period .........................                 $   338,256      $ 2,583,454
                                                                 ===========      ===========
    Supplemental disclosures:
    Cash paid for interest......................                 $        --      $        --
                                                                 ===========      ===========
    Cash paid for income taxes..................                 $        --      $        --
                                                                 ===========      ===========
    Non cash transactions:

    Issuance of warrants for consulting services                 $ 1,458,515      $        --
                                                                 -----------      -----------



            See accompanying notes to condensed financial statements (unaudited)

                           Registry Magic Incorporated
                     Notes to Condensed Financial Statements
                                   (Unaudited)


1. BASIS OF PRESENTATION

         Registry Magic Incorporated (the "Company"), was incorporated on October 11, 1995 (Inception). The Company is engaged in the development and marketing of proprietary applications software incorporating core speech recognition technology. The Company's products are designed to enable a user to perform tasks or retrieve information by speaking into a telephone or to a computer in a natural conversational manner. The Company has developed voice recognition products that span the spectrum of applications from telephony to point-of-sale human interface solutions. The Company also is developing secured voice enabled applications that can be incorporated with emerging technologies in wireless area networks with particular emphasis on point-of-sale.

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month period ended April 30, 2001 are not necessarily indicative of the results to be expected for the year ended July 31, 2001. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-end July 31, 2000.

2. DUE FROM RELATED PARTIES

         Effective October 20, 2000, Bristol entered into a promissory note whereby Registry advanced $250,000 to Bristol to be used by Bristol for working capital purposes. In the event the proposed merger between Registry and Bristol does not close, Bristol will repay Registry the amount outstanding, plus interest at the rate of 8% per annum from October 19, 2001. The Note is secured by all of Bristol's inventory and receivables not subject to and second to the first lien of Coast Business Credit. Between November 2000, and April 30, 2001, the Company, pursuant to promissory notes, advanced Bristol an additional $1,660,000, under the same terms as the original advance. Additionally, the Company has advanced $61,655 to Bristol.

         Bristol's financial statements for the year ended December 31, 2000 were prepared assuming that Bristol will continue as a going concern. The Auditors' Report on the Bristol financial statements states that" Bristol has experienced recurring net operating losses and has a tangible net worth and capital deficiency. Further the Company has been unable to raise adequate capital to fulfill its bank loan agreement and its obligations to trade creditors. These conditions raise substantial doubt about the Company's ability to continue as a going concern" If the merger is successful the intercompany balances will be eliminated in the consolidation of the two companies. In the event the merger is not consummated, the company believes that it is adequately collateralized. However there can be no assurances that the entire receivable will be realized.

3. STOCKHOLDERS' EQUITY


         On November 22,2000, the Company issued 500,000 shares of common stock for $500,000 to an accredited investor.

         In March 2001 the Company issued 1,302,000 of common stock pursuant to Regulation S. The Company sold 1,302,000 shares of stock at $1.00 per share to accredited investors for net proceeds of $1,131,000. The Company paid a 10% placement fee, closing fees and issued 130,200 three year warrants exercisable at $1.00 per share. The issuance of these shares of stock and warrants will have a dilutive effect on future earnings per share.

         In April 2001 the company issued warrants to purchase an aggregate of 725,000 shares of its common stock exercisable at prices ranging from $1.00 to $1.50 per share to several consultants for services provided. Accordingly, the Company has valued the warrants at their fair value and has recorded a charge to operations in the amount of approximately $1,459,000. This expense is reflected in general and administrative expenses in the accompanying condensed statements of operations. An amount of 200,000 warrants previously issuable have been cancelled.

4. SUBSEQUENT EVENTS

         On June 12, 2001, the Company entered into two convertible Promissory Notes in the amounts of $150,000. The notes are convertible, at the option of the holder at any time, at $1.00 per share. These notes bear interest at 10% per annum, payable in quarterly installments. The principal amount and all unpaid interest will be due and payable on June 12, 2002. Such notes are convertible into common stock at a price of $1.00 per share. The Company also granted the holders 100,000 Warrants exercisable at $1.00 per share. In the event of default the Company will grant an additional 200,000 Warrants at $1.00 per share to the holders. The notes are collateralized by shares of the Company owned by the principal shareholder.

5. LIQUIDITY

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

         The following discussion and analysis should be read in conjunction with the condensed financial statements( unaudited) of the Company and the notes thereto appearing elsewhere.

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

RESULTS OF OPERATIONS

         For the three months ended April 30, 2001, product sales were $33,426 compared to $166,561 for the three months ended April 30, 2000, a decrease of $133,135. For the Nine months ended April 30, 2001, product sales were $150,978 compared to $950,561 for the nine months ended April 30, 2000, a decrease of $799,583. Sales have decreased as the Company has reduced its sales staff and shifted its focus from its Virtual Operator product to mCommerce products.

         For the three months ended April 30, 2001 cost of sales amounted to $10,200 or 31% of sales as compared to $61,225 or 37% of sales for the three months ended April 30, 2000, representing hardware costs associated with the Company's Virtual Operator. For the nine months ended April 30, 2001 cost of sales amounted to $64,258 or 43% as compared to $611,402 or 64% of sales for the nine months ended April 30, 2000, representing hardware costs associated with the Company's Virtual Operator. In 2001 systems with lower hardware costs were sold.

         General and administrative expense increased by $1,478,556 to $1,955,744 for the three months ended April 30, 2001 from $477,188 for the three months ended April 30, 2000. General and administrative expense increased by $601,017 to $2,588,557 for the nine months ended April 30, 2001 from $1,987,540 for the
nine months ended April 30, 2000. The Company issued 725,000 warrants to financial consultants for consulting services during 2001. In connection with these services the company recorded $1,459,000 as consulting fees, based on the fair value of the warrants issued. This increase was offset by the reduction of administrative and sales staff. The decrease in staff was due to the termination of all staff not directly focused on strategic projects.

         Research and development expenses for the three months ended April 30, 2001 were $129,583 compared to $94,487 for the three months ended April 30, 2000, an increase of $35,096. Research and development expenses for the nine months ended April 30, 2001 were $391,647 compared to $543,614 for the nine months ended April 30, 2000, a decrease of $151,967. This was due to the Company reducing its development staff. Research and development expenses incurred in the course of establishing technological feasibility of the Company's software applications have been charged to operations pursuant to Statement of Financial Accounting Standards SFAS No. 86 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.

         Depreciation expense decreased $17,915 for the three months ended April 30, 2001 to $33,137 from $51,052 for the three months ended April 30, 2000. Depreciation expense decreased $62,729 for the nine months ended April 30, 2001 to $98,301 from $161,030 for the nine months ended April 30, 2000.The company retired significant assets in the prior year.

         Interest income net for the three months ended April 30, 2001 amounted to $10,002 compared to $39,597 of interest income net for the three months ended April 30, 2000, a decrease of $29,595. Interest income net for the nine months ended April 30, 2001 amounted to $62,927 compared to $147,789 of interest income net for the nine months ended April 30, 2000 a decrease of $84,862. The decrease in interest income was due to the Company's reduction in cash balances.

         LIQUIDITY AND CAPITAL RESOURCES

         As of April 30, 2001 the Company had approximately $338,256 in cash and cash equivalents. The Company does not have any available lines of credit.

         Net cash used in operating activities decreased by $913,274 to $1,198,443 for the nine months ended April 30, 2001 as compared with $2,111,717 during the nine months ended April 30, 2000. Net cash used in operating activities was primarily related to the Company's continued research and development and its sales and marketing efforts.

         Net cash used in investing activities during the nine months ended April 30, 2001 and 2000 was $1,970,631 and $115,973, respectively, an increase of $1,854,658. The increase is mainly due to $1,871,655 advanced to Bristol Retail Solutions.

         Net cash provided by (used by) financing activities during the nine months ended April 30, 2001 and 2000 amounted to $1,630,663 and ($157,150) respectively. In October 1999, the Company repurchased 600,000 shares of common stock from two former employees, the Company also received $2,850 from the exercise of stock options. In December 2000 the Company sold 500,000 shares of common stock to an unrelated third party for $500,000 at $1.00 per share.

         In March 2001 the Company completed a private placement of common stock pursuant to Regulation S. The Company sold 1,302,000 shares of stock at $1.00 per share to accredited investors. The Company paid a 10% placement fee and issued 130,200 three year warrants exercisable at $1.00 per share. The proceeds of the offering are to be used for acquisition expenses, advances to Bristol Retail Solutions and general working capital. Due to the upcoming merger, the Company may incur increased overhead as a result of additional employees being hired.

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

         Historically the Company has not entered into any derivative contracts in order to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards to affect its financial statements.

         In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Interpretation 44 is effective July 1, 2000, with certain provisions effective retroactively to December 15, 1998 and January 12, 2000. There was no effect of the retroactive provisions of Interpretation 44 on Registry's financial statements. Interpretation 44 is not expected to have a material effect on the Company's financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Registry does not expect the implementation of SAB 101 to have a material impact on the Company's earnings or financial position.

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

         In March 2000, the EITF reached a consensus on the application of EITF Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", with Issue No. 00-7, "Equity Derivative Transactions that Require Net Cash Settlement if Certain Events Outside the Control of the Issuer Occur" ("EITF 00-7"). Equity derivative contracts that contain any provision that could require net cash settlement (except upon the complete liquidation of the Company) must be marked to fair value through earnings under EITF 00-7. In September 2000, the EITF reached a consensus on Issue No.00-19, "Determination of Whether Share Settlement Is Within the Control of the Issuer for

Purposes of Applying Issue No. 96-13, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). EITF 00-19 addresses questions regarding the application of EITF 00-7 and sets forth a model to be used to determine whether equity derivative contracts should be recorded as equity. Under the transition provisions of EITF 00-19, all contracts existing prior to the date of the consensus are grandfathered until June 30, 2001, with a cumulative catch-up adjustment to be recorded at that time. Additionally, any contracts entered into prior to September 20, 2000, which are not revised to comply with the requirements of EITF 00-19 by December 31, 2000, will require reclassification out of permanent equity and into temporary equity pursuant to Accounting Series Release No. 268. This reclassification will remain until the contracts are revised to comply with EITF 00-19 through June 30, 2001. The Company believes that the equity derivative contracts that may remain outstanding at June 30, 2001, if any, will be in accordance with the requirements of EITF 00-19 and does not anticipate that such adoption will have a material impact on the financial statements.

                           PART II. OTHER INFORMATION


ITEM 2.  Changes in Securities and Use of Proceeds


ITEM 5.  OTHER INFORMATION

         Effective April 16, 2001 Mr. David Kaye resigned as a Director of the Company.

         On May 10, 2001 the Company filed an amended joint proxy/registration statement on Form S-4 related to the proposed merger with Bristol Retail Solutions. Under the terms of the agreement, common shareholders of Bristol would receive .65 shares of Registry common stock. A shareholder's meeting has been scheduled for June 19, 2001.

ITEM 6.  Exhibits and Reports on Form 8-K

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

                                        REGISTRY MAGIC INCORPORATED

                                        By: /s/ Lawrence Cohen
                                           -----------------------------------
                                           Lawrence Cohen,
                                           Chief Executive Officer

                                        By: /s/ Charles Scher
                                           -----------------------------------
                                           Charles Scher, Secretary,
                                           Treasurer and Principal Financial
                                           and Accounting Officer

DATED: June 14, 2001