Form 10KSB
period 2001-07-31
VOICEFLASH NETWORKS INC
filed 2001-11-08
CIK 1022959

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-24283
                        --------------------------------
                        VOICEFLASH NETWORKS INCORPORATED
                 (Name of Small Business Issuer in Its Charter)

             FLORIDA                                      65-0623427
  -------------------------------                    -------------------
  (State or Other Jurisdiction of                    (I.R.S. Employer
   Incorporation or Organization)                    Identification No.)

                         6401 CONGRESS AVENUE, SUITE 250
                            BOCA RATON, FLORIDA 33487
               --------------------------------------------------
               (Address of Principal Executive Offices)(Zip Code)

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

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                         COMMON STOCK PURCHASE WARRANTS
                     ---------------------------------------
                                (Title of Class)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for the year ended July 31, 2001 were $178,572

State the aggregate market value of the voting stock held by non-affiliates of the registrant on October 31, 2001 computed by reference to the closing bid price of the VoiceFlash Networks Incorporated Common Stock as reported by NASDAQ on that date $5,556,092.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of October 31, 2001, was 14,038,604.

Transitional Small Business Disclosure Format (check one):    Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART 1

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION

         VoiceFlash was organized to design, develop, commercialize and market proprietary products and services that exploit recent advances in speech recognition technologies. The Company also is developing secured voice enabled applications that can be incorporated with emerging technologies in wireless area networks with particular emphasis on point-of-sale equipment.

         VoiceFlash's initial product was the Virtual Operator(TM) a speech driven auto-attendant and call routing turnkey product. The product is generating only limited sales and the Company has been unable to successfully create a substantial market for it. This has resulted in significant losses for VoiceFlash over the past four years.

         Beginning in August 2000, the Company attempted to reposition itself in the Mobile Commerce (mCommerce) industry by leveraging its existing speech application technologies, incorporating emerging wireless technologies (i.e. Bluetooth), and shifting its business model to one focused on developing recurring revenue. VoiceFlash was also seeking to establish distribution capacity for its technologies through a combination with a major distributor of point-of-sale equipment.

         In November 2000, the Company announced the execution of a Merger Agreement with Bristol Retail Solutions, a distributor of point of sale equipment. The Company advanced Bristol an aggregate of $1,918,655 for working capital purposes in contemplation of merging two entities.

         Effective June 29, 2001, Bristol merged with VoiceFlash. In connection with the merger, VoiceFlash changed its name from Registry Magic Incorporated to VoiceFlash Networks, Inc. In addition, VoiceFlash amended its articles of incorporation to increase the number of authorized shares of common stock to 50,000,000 shares and amended its 1999 Stock Option Plan to increase the total number of shares of common stock available under the plan to 5,000,000 shares. Pursuant to the terms of the merger, each outstanding share of Bristol common stock was exchanged for .65 a share of VoiceFlash common stock and each outstanding publicly traded common stock purchase warrant of Bristol was assumed by VoiceFlash to convert into a common stock purchase warrant of VoiceFlash under the same terms and conditions as was applicable to Bristol's publicly traded warrants.

         On July 7, 2001, the Company's subsidiary, Bristol Retail Solutions, and its four operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California (Los Angeles), Case Nos. LA01-30857-VZ, LA01-30872-VZ, LA01-30885-VZ, LA01-30893-VZ and LA01-30895-VZ.

         On August 27, 2001, Bristol's representative appeared before the U.S. Bankruptcy Court and advised the court that Bristol was unable to obtain debtor-in-possession financing. Accordingly, Coast Business Credit, a division of Southern Pacific Bank began a Chapter 11 liquidation of the assets of Bristol. Coast Business Credit is currently disposing its collateral in Bristol. Upon Coast Business Credit's completion of the disposal of its collateral the Company will voluntarily put Bristol and its subsidiaries in Chapter 7 Bankruptcy.

         On October 19, 2001, VoiceFlash acquired United Capturdyne Technologies, Inc. ("UCT"), a supplier of advance transaction processing and account management software for enterprise retail and service oriented customers. Under the terms of the agreement, UCT shareholders received 1.2 million restricted shares of VoiceFlash common stock.

STRATEGY

         VoiceFlash's overall goal is to exploit its speech recognition application expertise and combine it in a secured environment with the wireless Internet, mobile commerce, and wireless LANs to move closer to the customer. By broadening the spectrum of the Company's technologies to include Speech Recognition and Verification, WAP, and wireless LANS (primarily Bluetooth), the Company believes it can take advantage of recent technological developments that are bringing the Internet, databases and LANS to the retail market.

The Company has developed products that integrate Bluetooth technology with point-of-sale terminals. The Company plans on developing additional products around this platform. Critical to the Company's ability to develop this market is its need to combine its technology with its distribution capacity. VoiceFlash believes that this focus will create the opportunity for the Company to participate in the emerging mCommerce market. The Company believes that recent developments in wireless delivery of information will transform a consumer's everyday experience, specifically in environments where point-of-sale transactional exchanges are becoming increasingly slow and cumbersome.

         VoiceFlash is revamping its business model to adapt to this environment. The Company believes that in order to bring its applications to the marketplace in a timely and efficient manner, it must employ its speech technology applications with e-commerce products and services developed by others and exploit marketing and distribution channels developed by others. VoiceFlash believes that by entering into strategic alliances with partners that have made such investments, its resources can be focused on the delivery of solutions.

SALES AND MARKETING

         To date, marketing efforts have been conducted by Company personnel and have focused on national and regional distribution companies and OEM telephone switch and voicemail manufacturers.

         The Company intends to revamp its sales and marketing approach through its combination with UCT. The Company intends to avail itself of UCT's sales organization to market the Company's technology and products.

         UCT derives information from point of sale ordering payment capture and historical data. UCT has a series of products, they are:

         Check Max - Check Max is an automatic clearinghouse. UCT is currently providing services to fulfillment centers and mail order companies. The UCT technology facilitates all aspects of the collection and payment process without a physical paper check ever being mailed. By processing check orders electronically, the fulfillment center can fill orders faster, and the immediate debiting of the check or savings account significantly reduces the number of returns for reasons of non-sufficient funds or accounts closed.

         Account Max - Account Max allows businesses to manage any type of customer file. Property management companies and leasing companies can utilize the Account Max software to manage their customer base, provide frequent shopping programs, fleet cards, electronic gift certificates, effect payments and facilitate collection activity where necessary. The Account Max product has not been actively marketed today.

         Trans Max - Trans Max is a software switching program that allows companies to accept credit card payment with a point of sale terminal and track all credit card activity related to each customer account. This product has not yet been marketed.

         Inter Max - Inter Max is a complete Internet billing service. This program provides the ability to accept any method of payment for monthly service access to the Internet. This product has not yet been marketed.

         SHARON - Shared on-line Rental Network - This program allows companies to use car rental companies, airline and baggage departments to access the file of an individual.

SUPPLIERS AND LICENSORS

         VoiceFlash's proprietary software incorporates core speech engine technology developed by others for which VoiceFlash has obtained licenses.

         VoiceFlash's software products are designed to be used with personal computers, specifically Intel(R) Pentium processors. Standard telephone interface cards are also required for certain of the turnkey hardware products if these products communicate via the telephone. VoiceFlash's telephony products currently require telephone interface cards manufactured by Dialogic of Parsippany, New Jersey, however there are a number of other manufacturers, including Natural Microsystems, Rhetoric, and NewVoice from which VoiceFlash may purchase cards on similar terms and conditions.

Certain of VoiceFlash's products also rely on special processing boards that are manufactured by Dialogic as well. The loss of Dialogic as a source for these cards could have a material adverse impact on VoiceFlash, since VoiceFlash might not be able to offer all the features of a particular application if it were required to rely on other suppliers.

         VoiceFlash's personal computer desktop software products require high quality sound cards shipped with most PCs today, as well as high quality noise-canceling microphones available from a number of suppliers including Andrea Electronics. VoiceFlash's telephone based products are designed to be used with Microsoft(R) Windows. Additionally, toolkits (i.e. collections of programs that facilitate the creation of applications software) from engine providers enable VoiceFlash to exploit speech recognition engine technologies developed by different vendors. Typically, VoiceFlash selects engine toolkits and speech recognition engine technology manufactured by the same entity. Alternatively, VoiceFlash selects a programming toolkit to complement a specific application based on the toolkit that produces the fastest results in a high quality manner and yields efficiencies in hardware requirements.

PROPRIETARY RIGHTS

         VoiceFlash considers its software and applications as proprietary and currently relies on a combination of copyright, trade secret and trademark laws and license agreements to protect its intellectual property rights. VoiceFlash also has entered and will enter into license agreements with end-users of the products and applications, and has required all employees to enter into confidentiality and non-disclosure agreements. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of VoiceFlash's products or to obtain and use information that VoiceFlash regards as proprietary.

COMPETITION

         The markets in which VoiceFlash operates is characterized by intense competition. VoiceFlash's products will compete with many well-established companies including IBM, AT&T, Digital Equipment, Lucent, Nortel and Unisys. UCT's competition includes companies such as Global E Telecom, ACH Direct and ACH Processing Co. These companies have substantially greater financial, technical, personnel and other resources than VoiceFlash and UCT and have established reputations for success in the development, licensing and sale of their products and technology, especially the larger organizations. Several of these competitors have the financial resources necessary to enable them to withstand substantial price competition or downturns in their markets. In addition, certain companies may be expected to develop technologies or products that may be functionally similar to some or all of those being developed by VoiceFlash.

EMPLOYEES

         VoiceFlash, as of July 31, 2001, has 10 full-time employees. Of such employees, 2 persons are in management and finance; 2 persons are engaged in sales and marketing; 2 persons are engaged in development; 3 are in product support, and 1 person is in administration. No employee of VoiceFlash is covered by a collective bargaining agreement or is represented by a labor union. VoiceFlash considers its employee relations to be good. UCT has 14 employees, 2 of whom are in management, 2 of whom are in finance, 3 of whom are in sales and marketing and 7 of whom are in administration.

ITEM 2.  DESCRIPTION OF PROPERTIES

         On March 1, 2001, VoiceFlash commenced a nineteen month lease of 3,882 square feet of office space in Boca Raton, Florida for a monthly base rental of $5,742, plus VoiceFlash's proportionate share of taxes and operating expenses.

ITEM 3.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

         VoiceFlash or its wholly owned subsidiary is a party to the following legal proceedings:

         On July 7, 2001, the Company's subsidiary, Bristol Retail Solutions, and its four operating subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California (Los Angeles), Case Nos. LA01-30857-VZ, LA01-30872-VZ, LA01-30885-VZ, LA01-30893-VZ and LA01-30895-VZ. On
August 27, 2001, Bristol's representative appeared before the U.S. Bankruptcy Court and advised the court that Bristol was unable to obtain debtor-in-possession financing. Accordingly, Coast Business Credit, a division of Southern Pacific Bank began a Chapter 11 liquidation of the assets of Bristol. Coast Business Credit is currently disposing its collateral in Bristol. Upon Coast Business Credit's completion of the disposal of its collateral the Company will voluntarily put Bristol and its subsidiaries in Chapter 7 Bankruptcy.

         The Company is also involved in two other litigation matters. In an action in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida (Victor Go vs. VoiceFlash Networks, Inc. and Lawrence Cohen, Case No. CA01-08787) a former employee of the Company has alleged that based upon certain misrepresentations by the officers of the Company, he assumed a position of employment with the Company and was later discharged after those representations were not fulfilled. The Company intends to vigorously defend this case and to assert affirmative defenses and counterclaims against the former employee based upon improper and illegal behavior. An evaluation of the likelihood of the outcome of this matter cannot be made at this time.

         In an action in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida (John Falcone vs. VoiceFlash Networks, Inc. and Lawrence Cohen, Case No. CA01-9621AG), filed on September 19, 2001, a former employee of the Company has a claim against the Company for breach of contract, as well as a claim that certain promises alleged to have been made by representatives of the Company concerning a potential acquisition of the former employee's company were false. The former employer is alleging $2 million in damages. The Company intends to defend this case vigorously and to assert counterclaims against the former employee. An evaluation of the likelihood of the outcome of this matter cannot be made at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         On June 19, 2001, the Company held a special meeting of its shareholders to consider and vote upon the following matters:

                  1. A proposal to approve and adopt amended Articles of Incorporation, pursuant to which the Company's corporate name would be changed to VoiceFlash Networks, Inc.

                  2. A proposal to approve and adopt amended Articles of Incorporation, pursuant to which the Company's authorized common stock would be increased from 30,000,000 to 50,000,000 shares.

                  3. A proposal to approve an amendment to the Company's 1999 Stock Option Plan to increase the number of shares of common stock available for issuance under the plan from 500,000 to 5,000,000.

         The matters above were approved at the special meeting by the shareholders of the Company and effectuated by the Company shortly thereafter.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock is traded on the NASDAQ SmallCap Market under the symbol "VFNX." The following sets forth the range of high and low closing bid prices for the Common Stock as reported on NASDAQ during each of the periods presented during the respective fiscal years ended July 31. The quotations set forth below are inter-dealer quotations, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

                  PERIOD                HIGH           LOW
                  ------                ----           ---

                  1999
                  ----
                  First Quarter         $11.95         $ 4.00
                  Second Quarter        $ 6.62         $ 2.50
                  Third Quarter         $11.50         $ 3.87
                  Fourth Quarter        $ 8.25         $ 3.00

                  2000
                  ----
                  First Quarter         $ 3.62         $ 1.06
                  Second Quarter        $ 4.56         $ 1.56
                  Third Quarter         $ 7.50         $ 1.50
                  Fourth Quarter        $ 2.75         $ 1.22

                  2001
                  ----
                  First Quarter         $ 1.90         $  .56
                  Second Quarter        $ 2.47         $  .62
                  Third Quarter         $ 3.56         $ 1.37
                  Fourth Quarter        $ 2.280        $  .710

                  2002
                  ----
                  First Quarter         $ 0.90         $ 0.20


As of July 31, 2001 there were 340 record holders of the Company's Common Stock. The Company believes that there are substantially in excess of 300 beneficial and round lot holders of the Company's Common Stock.

         The Company has outstanding 718,750 Redeemable Class A warrants acquired in its acquisition of Bristol Retail Solutions. There is presently no trading market for these warrants although the Company is attempting to list the warrants on the OTC Bulletin Board.

         The Company has not paid any cash dividends on its Common Stock and currently does not expect to declare or pay cash dividends in the foreseeable future. The Company presently intends to retain any earnings that may be generated to provide funds for the operation of business.

Related Stockholder Matters

         On November 22, 2000 the Company issued 500,000 shares of common stock for $500,000 to an accredited investor. These shares were sold under the exemption from registration provided by section 4(2) of the Securities Act.

         In March 2001 the Company issued 1,302,000 of common stock pursuant to Regulation S. The Company sold the shares at $1.00 per share to 67 accredited investors for net proceeds of $1,131,000. The Company paid a 10% placement fee, closing fees and issued 130,200 three year warrants exercisable at $1.00 per share to a placement agent in connection with this private offering.

         In April 2001 the Company issued warrants to purchase an aggregate of 725,000 shares of its common stock exercisable at prices ranging from $1.00 to $1.50 per share to several consultants for services provided. These warrants were issued under the exemption from registration provided by section 4(2) of the Securities Act.

         In June 2001 the Company issued 148,000 of common stock pursuant to Regulation S. The Company sold the shares of stock for $0.75 per share to accredited investors for net proceeds of $99,720. The Company paid a 10% placement fee, closing fees and issued the placement agent 14,800 shares of common stock in connection with the sale of the stock.

         In June 2001 the Company issued issued 1,029,463 warrants at prices ranging from $.01 to $6.00 and 2,488,037 options at prices ranging from $.19 to $3.13 to the existing Bristol security holders in connection with the merger of Bristol with and into a wholly owned subsidiary of the Company. Accordingly, the Company has valued the warrants and options at their fair value and has recorded an additional purchase price charge in the amount of approximately $4,001,000. The options and warrants were issued under the exemption from registration provided by section 4(2) of the Securities Act.

         On June 12, 2001, the Company issued three convertible promissory notes totaling $175,000. These notes are convertible, at the option of the holder at any time, at $1.00 per share. These note bear interest at 10.00% per annum, payable in quarterly installments. The principal amount and all unpaid interest will be due and payable on June 12, 2002. Such notes are convertible into common stock at $1.00 per share. Along with these convertible promissory notes, the Company issued 150,000 warrants to acquire shares of the Company's common stock. The warrants are exercisable at $1.00 per share and expire five years from the date of issuance. The notes and warrants were issued under the exemption from registration provided by section 4(2) of the Securities Act.

         On June 26, 2001, the Company issued to Berthel SBIC, LLC. (Berthel) 500,000 shares of its Series A Convertible Preferred Stock and a warrant to purchase 276,250 shares of its common stock. The warrant is exercisable at $.01 per share until January 12, 2005. The preferred shares and warrants were issued in connection with the Company's merger with Bristol. The preferred shares and warrants were issued under the exemption from registration provided by section 4(2) of the Securities Act.

         The holder of the Series A Preferred Stock is entitled to receive cumulative cash dividends at a rate of $0.24 per year per share, payable quarterly no later than the last business day of each March, June, September and December. The Company recorded cumulative dividends of $10,000 as of July 31, 2001. The conversion rate of the Series A Preferred Stock is equal to the Base Liquidation Preference, divided by the conversion price then in effect (the "Conversion Price"). The Conversion Price shall initially be $2.046, but is subject to adjustment as follows:

Except for (x) pursuant to options to purchase common stock of the Company granted to employees or directors of the Company, approved by its Board of Directors or a committee thereof, and having an exercise price per share not less than eighty percent (80%) of the fair market value of a share of common stock as of the date granted (provided that the "fair market value" used for the purpose of such determination is not less than the average closing "bid" and "ask" prices for the common stock of the Company on a registered securities exchange (if available), for the thirty (30) trading days immediately preceding such determination), or (y) as consideration for the acquisition by the Company of the stock, or all or substantially all of the assets of another entity or business, if, in such transaction the value placed on the common shares is determined by the Board of Directors, acting in good faith, to be equal to or in excess of what is then the fair market value of a common share, (the "Excluded Issuances"), if at any time the Company shall issue or sell any common shares for a consideration per share less than 92/100 Dollars ($0.92) (the "Trigger Price") (other than dividends payable in common shares), or shall issue any options, warrants or other rights for the purchase of such shares at a consideration per share of less than the Trigger Price, the Conversion Price in effect immediately prior to such issuance or sale shall be adjusted and shall be equal to (x) the Conversion Price then in effect, multiplied by (y) a fraction, the numerator of which shall be an amount equal to the sum of (a) the number of common shares outstanding immediately prior to such issuance or sale multiplied by the Conversion Price then in effect, and (b) the total consideration payable to the Company upon such issuance or sale of such shares and such purchase rights and upon the exercise of such purchase rights, and the denominator of which shall be the amount determined by multiplying (aa) the number of common shares outstanding immediately after such issuance or sale plus the number of the common shares issuable upon the exercise of any purchase rights thus issued, by (bb) the Conversion Price then in effect. If any options or purchase rights that are taken into account in any such adjustment of the Conversion Price subsequently expire without exercise, the Conversion Price shall be recomputed by deleting such options or purchase rights. If the Conversion Price is adjusted as the result of the issuance of any options, warrants or other purchase rights, no further adjustment of the Conversion Price shall be made at the time of the exercise of such options, warrants or other purchase rights.

During November, 2001, the Company entered into an employment contract with a strategic planner. The Company intends to issue the strategic planner 250,000 shares of common stock.

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

For the year ended July 31, 2001 product sales were $178,572 as compared to $952,994 for the year ended July 31, 2000. The decrease in sales resulted from no joint development projects and licensing fees and a corporate restructuring to prepare for the planned merger with Synergex International, which was terminated August 7, 2000. As part of the restructuring, certain sales staff and other staff not directly focused on strategic projects were terminated. The Company has currently developed products that focus utilizing Bluetooth technology with point-of-sale terminals. It believes there is a large market for these products. The Company is currently evaluating the future of its Virtual Operator product.

         For the year ended July 31, 2001, cost of goods sold amounted to $65,000 or 36% of sales compared to $593,371 or 62% of sales for the year ended July 31, 2000, a decrease of $528,371 due to decreased hardware costs associated with the Company's Virtual Operator.

         General and administrative expenses increased by $602,751 from $2,645,467 for the year ended July 31, 2000 to $3,248,218 for the year ended July 31, 2001. The increase in general and administrative expense was due to a $1,458,515 value placed on warrants issued to consultants offset by a decrease of $855,764 due to fewer sales and administrative staff during the year ended July 31, 2001. The Company does not foresee a significant increase in general and administrative costs from its present level.

         Research and development expenses for the year ended July 31, 2001 were $505,084 compared to $704,904 for the year ended July 31, 2000, a decrease of $199,820 due to a reduction of research and development staff. The Company has reduced development staff in order to focus on strategic product development. If the Company continues to develop additional products it may be required to hire additional development staff. Research and development expenses incurred in the course of establishing technological feasibility of the Company's software applications have been charged to operations pursuant to Statement of Financial Accounting Standards "SFAS" No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed".

         Depreciation expense decreased $75,280 for the year ended July 31, 2001 to $128,418 from $203,698 for the year ended July 31, 2000 primarily due to the Company's depreciable assets being fully matured to their useful lives during the year ended July 31, 2001.

         Acquisition expense decreased by $384,306 for the year ended July 31, 2001 to $0 from $384,306 for the year ended July 31, 2000. The decrease in acquisition expense relates to expenses incurred with respect to the termination of the Synergex merger recorded in the year ended July 31, 2000.

         Net interest (expense) income, for the year ended July 31, 2001 amounted to $(28,373)compared to net interest income of $185,029 for the year ended July 31, 2000. The decrease in interest income was due primarily to the reduction in the Company's cash balances and beneficial feature in connection with the convertible note.

LIQUIDITY AND CAPITAL RESOURCES

         As of July 31, 2001, the Company had $12,171 in cash and cash equivalents. The Company does not have any available lines of credit. Since inception, and since the Company's initial public offering in June 1998, the Company has financed its operations through loans from the Company's Chairman and his wife and from private placements of both debt and equity. During the year ended July 31, 2001 the Company sold stock in three private placements for a net amount of $1,730,382 and issued three convertible notes in the total amount of $175,000.

         Net cash used in operating activities increased by $954,111 to $3,836,065 for the year ended July 31, 2001 from $2,881,954 for the year ended July 31, 2000. The increase in net cash used in operating activities is primarily due to the Company's discontinuance of Bristol.

         Net cash (used in) provided by investing activities during the year ended July 31, 2001 and 2000 was $(63,174) and $97,477 respectively. The expenditures are primarily related to purchases and sales of equipment.

         Net cash (used in) provided by financing activities during the year ended July 31, 2001 amounted to $2,034,743, and for the year ended July 31, 2000 amounted to $(307,150). During the year ended July 31, 2001 the Company sold stock in three private placements for a net amount of $1,730,382 and issued three convertible notes in the total amount of $175,000.

         The report of the independent certified public accountants on the Company's financial statements as of July 31, 2001 contains an explanatory paragraph regarding an uncertainty with respect to the ability of the Company to continue as a going concern. The Company is not generating significant revenues and has an accumulated deficit of ($29,377,489). However, the Company believes that its shift in focus to developing applications that focus on mCommerce and its revised business model that centers around recurring revenue will provide sufficient revenues and liquidity for the Company to operate for the next 12 months. However, there can be no assurances that the Company will be successful in developing its business model and achieving a profitable level of operations.

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

         Historically VoiceFlash has not entered into any derivative contracts in order to hedge existing risks or for speculative purposes. Accordingly, VoiceFlash does not expect adoption of the now standards to affect its financial statements.

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

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS no. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002. As of July 31, 2001, the Company had no unamortized goodwill.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction". SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its financial position or results of operations in future periods.

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

         Among the key risks that could cause actual results to differ materially from expectations, estimates of costs, projected results or anticipated results are as follows:

The outcome of Bristol's pending bankruptcy could adversely effect the Company's operations and financial condition.

         Bristol is currently in Chapter 11 bankruptcy. Bristol has been unable to obtain debtor in possession financing from a new lender and generate sufficient cash from operations. VoiceFlash wrote-off $1,918,655 advanced to Bristol as a result of the Bristol Bankruptcy. The proceedings will be converted to a Chapter 7 liquidation proceeding.

The Company has continued operating losses which may result in significant liquidity and cash flow problems.

         The Company has received only limited revenues from its inception in October 1995 through July 31, 2001. Total revenues for the year ended July 31, 2000 and year ended July 31, 2001 were $952,994 and $178,572 respectively. VoiceFlash has only a limited history upon which an investor can evaluate prospects and future performance. Prospects must be considered in light of the risks, expenses and difficulties frequently involved in the operations and expansion of a new business in an evolving industry which has not obtained widespread commercial acceptance and which experiences rapid technological obsolescence and intense competition.

         From inception through July 2001, the Company has incurred cumulative losses of $29,377,489 and losses may continue through the fiscal year ending July 31, 2002. The Company expects to incur expenditures in connection with the development and marketing of speech recognition and wireless applications and UCT operations which will likely result in losses until such time, if ever, as the Company is able to obtain sufficient contracts for speech recognition products and wireless applications and services which will generate adequate sources of revenue to support operations.

VoiceFlash's financial statements have been prepared assuming that the Company will continue as a going concern.

         The auditor's report on VoiceFlash's 2001 financial statements states that "the Company has suffered recurring losses from operations, has a cash deficiency from operations and is experiencing operating losses that raise substantial doubt about its ability to continue as a going concern." The Company continues to explore the possibility of raising funds through available sources which include equity and debt markets.

Since the Company has changed its business strategy through the acquisition of UCT, it may not be able to successfully manage its new business operations.

         Prior to the Company's acquisition of UCT, the Company had no experience as a supplier of advance transaction processing and account management software for enterprise retail and service oriented customers. The Company will incur significant operating expenses arising from the development and expansion of its new operations.

Developing new products and product enhancements is a complex and uncertain process requiring high levels of innovation, as well as the accurate anticipation of technological and market trends.

         Broad market acceptance of products and future success will depend in part on the following:

         o the Company's ability to educate users about the benefits of future products and services generally and the specific benefits of products and services - the Company's ability to adapt to emerging industry standards and respond to the Company's competitors' product and service announcements;

         o the Company's ability to develop and introduce competitive new products and services and enhancements that meet changing customer requirements and emerging industry standards; and

         o        the Company's ability to increase brand-name recognition.

         If the Company is not successful in meeting the goals listed above, it may not be able to maintain or gain broad market acceptance for products and services. Further, a decline in demand for software products and services generally, could occur as a result of competitive technological change or other factors.

The Company's revenue has been dependent on demand for a few products.

         The Company historically had a substantial portion of its revenue generated from a few products. VoiceFlash's Virtual Operator product family represented approximately 100% of revenue for the year ended July 31, 2001.

The likelihood that these products will continue to contribute significant revenue to the Company is subject to certain risks, including:

         o the Company's ability to develop and introduce competitive new products and services that meet changing customer requirements; and

         o the Company's ability to develop and introduce products and services that meet emerging industry standards.

The Company has significant future capital requirements and needs additional financing.

         In the future, and apart from immediate needs for capital resources, the Company will continue to have significant capital requirements due to the substantial costs associated with product development and refinement, recruitment of skilled personnel and the marketing of innovative speech recognition and business application products and related services. Cash requirements for the purpose of developing products and services have been substantial and, as a result, the Company has been dependent upon capital resources provided by investors in order to finance operations.

         The Company has no current arrangements with respect to, or potential sources of, additional financing and does not anticipate that existing shareholders will satisfy any portion of the Company's future financing requirements. If the Company is unable to obtain additional financing when needed, this would have a material adverse effect on the Company's business, including the curtailment of product and service development, marketing and expansion activities.

If the Company is unable to raise additional capital as needed, the future growth of the Company's business and operations would be severely limited.

         Historically, operations have been financed primarily through the issuance of equity. The Company's growth strategy requires substantial capital investment. Capital is typically needed not only for the acquisition of additional companies, but also for the effective integration, operation and expansion of these businesses. Capital is also necessary for the production and marketing of newly acquired UCT operations. Future capital requirements, however, depend on a number of factors, including the Company's ability to grow its revenues and manage its business. Growth may depend upon the Company's ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of equity securities in private or public transactions.

         If the Company raises additional capital through the issuance of debt, this will result in increased interest expense. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of VoiceFlash held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of the Company's common stock. There can be no assurance that acceptable financing for future acquisitions or for the integration and expansion of existing operations can be obtained on suitable terms, if at all.

VoiceFlash does not meet required NASDAQ continued listing requirements and therefore its securities are subject to possible delisting from NASDAQ.

         The Company's common stock is listed on the Nasdaq SmallCap Market. In order to continue to be listed on Nasdaq, however, the Company must maintain:
(i) at least $2,500,000 in equity or $500,000 in net income in the latest fiscal year or in two of the last three years or $35,000,000 in market capitalization,
(ii) a public float of at least 500,000 shares, (iii) a $1,000,000 market value of public float, (iv) a minimum bid price of $1.00 per share, (v) at least two market makers, (vi) at least 300 shareholders and (vii) at least two outside directors. Currently the Company does not meet these maintenance standards. VoiceFlash did not meet all these criteria as of the date of this report. The failure to meet this maintenance criteria may result in the delisting of VoiceFlash's securities from Nasdaq, and VoiceFlash's common stock would thereafter be traded in the over-the-counter market. As a result of such delisting, an investor could find it more difficult to dispose of or to obtain accurate quotations as to the market value of the Company's common stock.

The Company may have difficulties in obtaining and maintaining proprietary rights.

         The Company's success depends upon proprietary applications software technology which may be difficult to obtain and protect. The Company currently relies on a combination of contractual rights, trade secrets, know-how, trademarks, non-disclosure agreements and technical knowledge to establish and protect proprietary rights. The measures taken to protect proprietary rights may not be adequate to prevent misappropriation of the technology or independent development by others of products with features based upon, or otherwise similar to, the Company's products. In the case of proprietary infringement, the Company could, under certain circumstances, be required to modify its products or obtain licenses, which could require cash or other consideration. The Company may not have the resources to defend or prosecute a patent infringement or other proprietary rights infringement action.

Fluctuations in the Company's operating results may adversely affect the Company's stock price and purchasers of the Company's common stock may lose all or a portion of their investment.

         Historically, there has been volatility in the market price for the Company's common stock. Quarterly operating results, changes in general conditions in the economy, the financial markets or the marketing industry, or other developments affecting the Company or its competitors, could cause the market price of the Company's common stock to fluctuate substantially. The Company expects to experience significant fluctuations in future quarterly operating results due to a variety of factors.

The conversion of notes and exercise of warrants issued in August 2001 to secure financing will be dilutive to existing stockholders.

         The Company is obligated to register shares of its common stock issuable upon conversion of notes and exercise of warrants which means that when the note is converted or warrant is exercised, the holder may resell the common stock received in the public market. The conversion or exercise may materially adversely affect the market price of the Company's common stock and will have a dilutive effect on the Company's existing stockholders.

The number of shares of common stock issuable upon conversion of 7% convertible notes issued in August 2001 will increase as the market price of the Company's common stock decreases.

         The Company has an aggregate of $750,000 principal amount of 7% convertible notes outstanding as of the date of this report. The notes which are convertible, in whole or in part, at the option of the holders into shares of the Company's common stock at a conversion price equal to the lesser of:

                  (1)      $1.50;

                  (2) 80% of the average of the three lowest closing bid prices for the Company's common stock for 30 trading days prior to, but not including, the conversion date on the Nasdaq SmallCap Market, Nasdaq National Market, American Stock Exchange or New York Stock Exchange (the principal trading exchange or market for the Company's common stock); or

                  (3) if not trading on a principal trading exchange or market, 75% of the average of the three lowest closing bid prices for the Company's common stock for 30 trading days prior to, but not including, the conversion date, on such other principal market or exchange where the Company's common stock is listed or traded.

         The terms of the notes and warrants provide that the number of shares of common stock into which they are convertible or exercisable, when added together with all other shares of common stock beneficially owned by the holder and its affiliates, cannot exceed 9.9% of the Company's total issued and outstanding common shares at any one time. This 9.9% limitation, however, does not prevent the note and warrant holders from continually liquidating shares of common stock owned by them in order to convert or exercise all of the notes or warrants into shares of common stock, subject to the terms of the notes and warrants.

The variable conversion price formula for outstanding convertible notes could negatively affect the market price of the Company's common stock.

         The following are special risks which result from the variable conversion price formula of the notes which were issued in August 2001:

* Reduction in stock price. The conversion price of the notes is variable based on the future trading prices of the Company's common stock, with a current ceiling conversion price of $1.50 per share. As a result of the market-related conversion price, the number of shares of common stock issuable upon conversion of the notes will be inversely proportionate to the market price of the common stock at the dates upon which the conversion price may be determined.

* Effect of short sales by third parties. As a result of the market-related conversion price of the notes, third parties may take significant short positions in the Company's common stock. If this occurs, these short positions may have the effect of depressing the trading price of the Company's common stock which would result in additional dilutive issuance of stock upon the conversion of the notes. In addition, other selling security holders may take short positions in the Company's common stock which while not effecting the exercise price of the underlying warrants or options held by these selling security holders, could have the effect of depressing its trading value and therefore result in additional dilutive issuance of stock upon the conversion of the notes.

* Effect of additional shares in market. To the extent that holder of the notes converts a portion of the notes and then sell its common stock in the open market, the Company's common stock price may decrease due to the additional shares in the market, possibly allowing the holder to convert the remaining notes into greater amounts of common stock, further depressing the stock price.

In the event the Company is prohibited from or fails to timely register the shares of common stock underlying recently issued convertible notes and warrants, the Company will be obligated to redeem securities held by these noteholders.

         If the Company fails to file and use all reasonable commercial efforts to cause to be declared effective a registration statement on Form S-3, in order to register the shares of common stock underlying recently convertible notes and warrants by November 15, 2001, the Company will be obligated to redeem the convertible notes and warrants. Under the mandatory redemption, the Company will have to pay the noteholders a sum of money determined by (1) multiplying up to the outstanding principal amount of the notes designated by the holders by 130% or (2) multiplying the number of shares otherwise deliverable upon conversion of an amount of note and/or interest at the then conversion price that would be in effect on the deemed conversion rate by the highest closing price of the Company's common stock on the principal market from the deemed conversion date prior to the receipt of a mandatory redemption payment, whichever is greater, together with accrued but unpaid interest. The mandatory redemption payment is 100% of the principal amount of the notes designated by holder together with accrued but unpaid interest if the event giving rise to the mandatory redemption payment is a consequence exclusively of the Company's failure to obtain the approval of its shareholders as required by Nasdaq rules and regulations. As of the date of this report, the Company has neither filed a registration statement on Form S-3 nor received shareholder approval for the issuance of the shares underlying the convertible notes and warrants.

Provisions of the Company's articles of incorporation and bylaws may delay or prevent a take-over which may not be in the best interests of the Company's shareholders.

         Provisions of the Company's articles of incorporation and bylaws may be deemed to have anti-takeover effects, which include when and by whom special meetings of the Company's shareholders may be called, and may delay, defer or prevent a takeover attempt. In addition, certain provisions of the Florida Business Corporation Act also may be deemed to have certain anti-takeover effects which include that control of shares acquired in excess of certain specified thresholds will not possess any voting rights unless these voting rights are approved by a majority of a corporation's disinterested shareholders.

         In addition, the Company's articles of incorporation authorize the issuance of up to 5,000,000 shares of preferred stock with such rights and preferences as may be determined from time to time by the Company's board of directors, of which 500,000 shares are currently issued and outstanding. The Company's board of directors may, without shareholder approval, issue preferred stock with dividends, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of the Company's common stock.

ITEM 7.  FINANCIAL STATEMENTS

         See "Index to Financial Statements" for the financial statements included in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On September 25, 2001, the Board of Directors of the Company approved the engagement of Feldman, Sherb & Co., P.C. as independent auditors of the Company for the fiscal year ended July 31, 2001 and 2000. In so doing, the Board determined not to renew the engagement of, and thereby dismissed, effective September 25, 2001, BDO Seidman, LLP, independent auditors of the Company. On October 1, 2001, the Company filed an 8-K announcing the changes.

         The audit reports of BDO Seidman, LLP on the Company's financial statements for the two years ended July 31, 2000 and 1999 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles; however, BDO Seidman, LLP's opinion dated November 3, 2000, relative to the financial statements as of and for the year ended July 31, 2000, included an explanatory paragraph relative to the Company's ability to continue as a going concern.

         During the two fiscal years ended July 31, 2000 and 1999, and any subsequent interim period preceding the dismissal, there were no disagreements with BDO Seidman, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of BDO Seidman, LLP would have caused BDO Seidman, LLP to make reference to the subject matter in their report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a)

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

         The directors and executive officers of VoiceFlash are as follows:

NOW                                 AGE            POSITION WITH VOICEFLASH

Lawrence Cohen                      56             Chairman of the Board, Acting
                                                   Chief Executive Officer

John Falcone(3)                     33             President

Cornelia Eldridge(1)(2)             59             Director

Charles Scher                       44             Treasurer and Secretary

(1)      Member of the Audit Committee of the board of directors.
(2)      Member of the Compensation Committee.
(3)      Mr. Falcone resigned August 1, 2001.

         VoiceFlash's board of directors held meetings and took action by unanimous written consent four times during 2001.

         The VoiceFlash audit committee, consisting solely of Cornelia Eldridge held one meeting in 2001. The functions of the audit committee are to review annual and quarterly financial statements, meet with VoiceFlash's independent auditors and address accounting matters or questions raised by the auditors.

         The compensation committee of the VoiceFlash board of directors, consisting solely of Cornelia Eldridge held one meeting in 2001. The functions of the compensation committee are to review compensation of officers and employees and administer and award options under all stock option plans of VoiceFlash.

         LAWRENCE COHEN has served as Chairman of the Board since he founded VoiceFlash in October 1995. Since February 2000, Mr. Cohen has served as acting Chief Executive Officer of VoiceFlash. Mr. Cohen has been engaged in providing financial consulting and merchant banking services to early-stage companies for more than the past 25 years. He has served as Chairman of the Board and Chief Executive Officer of Bristol Retail Solutions, Inc. (OTCBR: BRTL), a point-of-sale equipment distributor, since he co-founded such company in April 1996. He is also the co-founder of Apollo BioPharmaceuticals, Inc., a privately-held company in Massachusetts engaged in the development of neuroprotective pharmaceuticals, and currently Chairman of the Board of McLaren Automotive Group, Inc., formerly ASHA Corp. (Nasdaq:MCLN), an automotive design and motorsports group. Between November 1990 and September 1996, Mr. Cohen served as Chairman of the Board of BioTime, Inc. (Nasdaq:BTIM), a biotechnology firm he founded to develop an artificial blood plasma substitute. He was co-founder of Cryomedical Sciences (Nasdaq:CMSI), a low temperature surgery company, and served as its President from November 1990 to November 1991.

         CORNELIA ELDRIDGE has served as a director of VoiceFlash since October 1998. Ms. Eldridge is President of Eldridge Associates, Inc., a management-consulting firm she founded in 1981. Ms. Eldridge currently serves on the Board of Directors of DE Frey Inc., a financial services firm, and SysComm, the largest assembler and reseller of IBM mid-range computers.

         CHARLES SCHER, a certified public accountant, has served as Secretary and Treasurer of VoiceFlash since May 2001. From August 1999 until May 2001, he was employed as chief financial officer of Streamline Publishing Inc., a publishing company. From August 1995 until August 1999 he was employed as Audit manager of American Express Tax & Business Service (formerly Millward & Co., CPA's). From January 1990 until August 1995, Mr. Scher was employed by Arthur Andersen & Co (Cape Town, South Africa) as a manager and then as a National Partner. From January 1986 until January 1990 he served as managing Director of Abie Scher Farms. From January 1983 until January 1986, he was employed as Senior Accountant with Bruk Rosenberg & Co., CA's.

SECTION 16(a) COMPLIANCE

None.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the aggregate compensation paid to Lawrence Cohen and John Falcone (the "Named Executive Officer") by the Company. No other executive officer of the Company was paid a total annual salary and bonus for the fiscal year ended July 31, 2001 which was $100,000 or more.

                                                      Securities       Other
Name and Principal    Fiscal                          Underlying       Annual
     Position          Year      Salary      Bonus     Options      Compensation
------------------    ------    ---------    -----    ----------    ------------

Lawrence Cohen,        2001     $115,500      -0-       125,000         -0-
Chairman, CEO          2000     $115,500      -0-         -0-           -0-
                       1999     $115,500      -0-         -0-           -0-

John Falcone(1),       2001     $120,000      -0-       450,000         -0-
President & CEO        2000     $ 93,333      -0-         -0-           -0-

(1)      Mr. Falcone resigned in August 2001.

EMPLOYMENT AGREEMENTS

         Effective December 21, 1997, the Company entered into a three-year employment agreement with Lawrence Cohen providing for base annual salary of $115,500.During the year ended July 31,2001, the Board of Directors extended the employment agreement through December 19,2003. The employee may receive annual bonuses at the discretion of the Company, with bonuses to be determined by the Compensation and Audit Committee. No formula or criteria have been specifically determined. The agreements provide for severance equal to one year's salary in the event of (i) non-renewal of the agreement upon expiration other than for cause or (ii) a change of control of the Company as a result of which the employee is not retained by new management on a comparable basis. In addition, the agreements contain confidentiality provisions and 12-month post termination non-competition restriction which may be imposed by the Company provided the employee receives a lump sum payment equal to one year's salary within 30 days of termination of employment. Under Florida law, a court of competent jurisdiction may determine not to enforce such non-competition restrictions or partially enforce or modify such provisions.

OPTION GRANTS IN LAST FISCAL YEAR

         There were 475,000 stock options granted to the Named Executive Officers during the fiscal year ended July 31, 2001.

         1997 STOCK OPTION PLAN

         The 1997 Stock Option Plan (the "Plan") provides for the grant of options to purchase up to 5,000,000 shares of Common Stock to employees, officers, directors, and consultants of the Company. Options may either be "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified options. Incentive stock options may be granted only to employees of the Company, while non-qualified options may be issued to non-employee directors, consultants, and others, as well as to employees of the Company.

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

         Options to purchase 289,350 shares of Common Stock have been granted pursuant to the Plan leaving a balance of 10,650 shares of Common Stock available for issuance. The Company did not issue options from this Plan for the year ended July 31, 2001. During the year-ended July 31,2001, the Company retired 77,350 options held by employees no longer employed by the Company and 100,000 options held by a director expired.

         1999 STOCK OPTION PLAN

         The Company submitted for shareholder approval at its 2000 Annual Meeting of Shareholders the 1999 Stock Option Plan ("1999 Plan"). Under the 1999 Plan, the Company will reserve an aggregate of 500,000 shares of Common Stock for issuance pursuant to options granted under the 1999 Plan. The 1999 Plan contains essentially the same terms and conditions as the existing 1997 Plan. During the year ended July 31,2001, the Company increased the number of shares of Common Stock applicable to the Plan to 5,000,000.

         Options to purchase 3,610,663 shares of Common Stock have been granted pursuant to the Plan, leaving a balance of 1,183,333 shares of Common Stock available for issuance. The Company issued options to purchase an aggregate of 745,578 shares of Common Stock exercisable at $1.15 to $1.32 per share over a five-year term to employees of the Company.

AGGREGATED FISCAL YEAR END OPTION VALUE TABLE

         The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of July 31, 2001. No stock options were exercised by the Named Executive Officers during the period ended July 31, 2001. No stock appreciation rights were granted or are outstanding.

                      Number of Unexercised Options            Value of Unexercised In The Money
                         Held at July 31, 2001                    Options at July 31, 2001(1)
                      ------------------------------           ---------------------------------
Name                  Exercisable      Unexercisable           Exercisable         Unexercisable
-----------------     -----------      -------------           -----------         -------------
John Falcone             450,000            -0-                   -0-                   -0-

Lawrence Cohen         1,652,500            -0-                   -0-                   -0-

Cornelia Eldridge        165,000            -0-                   -0-                   -0-

(1) Dollar values are calculated based on the difference between the option exercise price and $.75, the closing price of the Company's Common Stock on July 30, 2001, as reported by NASDAQ.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of July 31, 2001, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director and nominee for director, (iii) each Named Executive Officer (as defined herein), and (iv) all directors and executive officers as a group. Unless otherwise indicated below, the persons in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of options. Each person's percentage of ownership is determined by assuming that any options held by such person have been exercised. As of July 31, 2001 there were 12,838,604 shares of Common Stock outstanding. Unless otherwise indicated below, the address of each person is c/o the Company at 6401 Congress Avenue, Suite 250, Boca Raton, Florida 33487.

                                                               PERCENTAGE OF
NAME AND ADDRESS OF            SHARES OF COMMON STOCK       OUTSTANDING SHARES
 BENEFICIAL OWNERS               BENEFICIALLY OWNED        BENEFICIALLY OWNED(1)
--------------------------     ----------------------      ---------------------
Lawrence Cohen(1)                     4,202,044                   29.0%

Cornelia Eldridge(2)                    165,000                    1.3%

Charles Scher(3)                         50,000                    0.4%

John Falcone(4)                         450,000                    3.4%

All officers and directors
as a group (4 persons)                4,867,044                   34.1%

(1) Includes (i) 1,652,500 shares of Common Stock underlying immediately exercisable options and (ii) 2,549,544 shares owned by Alliant. Alliant is wholly owned by East Ocean Limited Partnership, as to which Mr. Cohen is the general partner and members of Mr. Cohen's family are limited partners. Mr. Cohen disclaims beneficial ownership with respect to the limited partnership interests owned by members of his family.

(2) Includes 165,000 shares of Common Stock underlying vested options at an exercise price ranging from $1.375-$3.75.

(3) Includes 50,000 shares of Common Stock underlying vested options at an exercise price of $1.55.

(4) Includes 450,000 shares of Common Stock underlying vested options at an exercise price of $1.375. Mr. Falcone resigned on August 1, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company completed a merger with Bristol Retail Solutions in May 2001. Both companies had certain common shareholders and members of management. Larry Cohen, Chairman and CEO of VoiceFlash, also serves as Chairman of Bristol Retail Solutions. David Kaye, former director of VoiceFlash was President and CEO of Bristol Retail Solutions.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         A.       EXHIBITS:

                  Exhibit
                  Number   Description

                  1.1      Form of Underwriting Agreement(1)
                  2.1      Agreement and Plan of Merger with Bristol(2)
                  3.1      Articles of Incorporation, as amended(1)
                  3.15     Articles of Amendment(2)
                  3.2      By-Laws(1)
                  4.1      Form of Common Stock Certificate(1)
                  4.4      Form of Representative's Warrants(1)
                  4.5      7% Convertible Note issued to Alpha Capital(3)
                  4.6 7% Convertible Note issued to Stonestreet Limited Partnership(3)
                  4.7      Common Stock Purchase Warrant issued to Alpha
                           Capital(3)
                  4.8 Common Stock Purchase Warrant issued to Stonestreet Limited Partnership(3)
                  4.9 Form of Additional Common Stock Purchase Warrants issued to Gem Studio, Inc., Alpha Capital and Stonestreet Limited Partnership*
                  10.0     Employment Agreement with Lawrence Cohen(1)
                  10.1     Stock Option Plan(1)
                  10.2     Form of Alpha Capital and Stonestreet Limited
                           Partnership Subscription Agreement(3)
                  10.3     Amendment to Subscription Agreement with Alpha
                           Capital and Stonestreet Limited Partnership*

-----------------------
 *       Filed herewith
(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-47715) as filed with and declared effective by the Commission on May 28, 1998.
(2) Filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-55638) as filed with and declared effective by the SEC on May 9, 2001.
(3) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on August 17, 2001.

         B.       REPORTS ON FORM 8-K

                  On October 1, 2001 the Company filed a report on Form 8-K indicating a change in its auditors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   VOICEFLASH MAGIC INCORPORATED

DATE: November 8, 2001                                 /s/ LAWRENCE COHEN
                                                   -----------------------------
                                                   Lawrence Cohen,
                                                   Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

DATE: November 8, 2001                                 /s/ LAWRENCE COHEN
                                                   -----------------------------
                                                   Lawrence Cohen, Director and
                                                   Chief Executive Officer

DATE: November 8, 2001                                 /s/ CORNELIA ELDRIDGE
                                                   -----------------------------
                                                   Cornelia Eldridge, Director

DATE: November 8, 2001                                 /s/ CHARLES SCHER
                                                   -----------------------------
                                                   Charles Scher, Treasurer and
                                                   Secretary
                                                   Principal Financial and
                                                   Accounting Officer

                        VOICEFLASH NETWORKS INCORPORATED
                         (Formerly Registry Magic, Inc.)

                              FINANCIAL STATEMENTS

                       YEARS ENDED JULY 31, 2001 AND 2000

                                      INDEX




                                                                        PAGE

                                                                        --------

Report of Independent Certified Public Accountants                      F-2

Balance Sheet                                                           F-3

Statements of Operations                                                F-4

Statements of Stockholders' Deficit                                     F-5

Statements of Cash Flows                                                F-6

Notes to Financial Statements                                           F-7 - 19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of VoiceFlash Networks Incorporated

We have audited the accompanying balance sheet of VoiceFlash Networks Incorporated, as of July 31, 2001 and the related statements of operations, stockholders' deficit and cash flows for the two years ended July 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VoiceFlash Networks Incorporated, as of July 31, 2001 and the results of its operations and its cash flows for the two years ended July 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a cash deficiency from operations and is experiencing ongoing operating losses that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Feldman Sherb & Co., P.C.
                                        -----------------------------
                                        Feldman Sherb & Co., P.C.
                                        Certified Public Accountants

New York, New York
October 23, 2001

                                            VoiceFlash Networks, Inc.
                                         (formerly Registry Magic, Inc.)

                                                  Balance Sheet

                                                  July 31, 2001


                                                     ASSETS

Current assets:
     Cash                                                                                              $            12,171
     Accounts receivable, net of allowance of $362,151                                                              12,940
     Note receivable, short-term                                                                                    48,332
     Other current assets                                                                                           10,185
                                                                                                          -----------------
         Total current assets                                                                                       83,628


Property and equipment, net                                                                                        116,848

Note receivable, long-term                                                                                          72,307

Other assets                                                                                                        17,444
                                                                                                          -----------------
                                                                                                       $           290,227
                                                                                                          =================

                                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                                                             $           313,268
     Convertible notes payable, net of discount                                                                     92,000
                                                                                                          -----------------
         Total current liabilities                                                                                 405,268

Commitments and contingencies                                                                                            -

Series A Redeemable Preferred Sock, $.001 par value - 5,000,000
     shares authorized; 500,000 shares issued and outstanding                                                    1,000,000

Stockholders' deficit:
     Common stock, par value $.001 - 50,000,000 shares authorized,
         12,838,604 issued and outstanding                                                                          12,838
     Additional paid in capital                                                                                 28,249,610
     Accumulated deficit                                                                                       (29,377,489)
                                                                                                          -----------------
         Total stockholders' deficit                                                                            (1,115,041)
                                                                                                          -----------------

                                                                                                       $           290,227
                                                                                                          =================

                                 See notes to accompanying financial statements.

                                            VoiceFlash Networks, Inc.
                                         (formerly Registry Magic, Inc.)

                                            Statements of Operations


                                                                                                      Years Ended July 31,
                                                                                            ---------------------------------------
                                                                                                  2001                  2000
                                                                                            ------------------    -----------------
Revenues:
     Product sales                                                                        $           178,572   $          952,994
                                                                                            ------------------    -----------------
Costs and expenses:
     Cost of sales                                                                                     65,000              593,371
     General and administrative expenses                                                            3,248,218            2,645,467
     Research and development                                                                         505,084              704,904
     Depreciation                                                                                     128,418              203,698
     Acquisition costs                                                                                      -              384,306
     Interest expense                                                                                 106,256                    -
     Interest income                                                                                  (77,883)            (185,029)
                                                                                            ------------------    -----------------
                                                                                                    3,975,093            4,346,717
                                                                                            ------------------    -----------------

Loss from continuing operations                                                                    (3,796,521)          (3,393,723)
                                                                                            ------------------    -----------------

Loss from discontinued operations                                                                 (13,950,120)                   -
                                                                                            ------------------    -----------------

Net loss                                                                                          (17,746,641)          (3,393,723)

Preferred stock dividend                                                                              (10,000)                   -
                                                                                            ------------------    -----------------
Net loss applicable to common stockholders                                                $       (17,756,641)  $       (3,393,723)
                                                                                            ==================    =================

Basic and diluted net loss to common stockholders per share
     Continuing operations                                                                $             (0.56)  $            (0.62)
     Discontinued operations                                                                            (2.07)                   -
                                                                                            ------------------    -----------------
        Net loss to common stockholders                                                   $             (2.63)  $            (0.62)
                                                                                            ==================    =================

Basic and diluted weighted average common shares outstanding                                        6,750,991            5,503,295
                                                                                            ==================    =================



                                 See notes to accompanying financial statements.

                                            VoiceFlash Networks, Inc.
                                         (formerly Registry Magic, Inc.)

                                        Statement of Stockholders' Deficit

                                             Year ended July 31, 2001


                                                    Common Stock              Additional
                                            ------------------------------      Paid-in         Accumulated
                                                Shares          Amount          Capital           Deficit               Total
                                            ---------------   ------------  ----------------   ---------------    ------------------
Balance at July 31, 1999                         5,878,000    $     5,878   $    14,029,754    $   (8,227,125)    $       5,808,507

     Repurchase of common stock                   (600,000)          (600)          (59,400)                -               (60,000)
     Exercise of stock options                     102,068            102            45,748                 -                45,850
     Net loss                                            -              -                 -        (3,393,723)           (3,393,723)
                                            ---------------   ------------  ----------------   ---------------    ------------------

Balance at July 31, 2000                         5,380,068          5,380   $    14,016,102    $  (11,620,848)    $       2,400,634

     Sale of common stock                        1,964,800          1,965         1,728,417                 -             1,730,382
     Warrants issued for consulting services             -              -         1,458,515                 -             1,458,515
     Common stock issued in connection
        with the acquisition of
        discontinued subsidiary                  5,493,736          5,493         6,861,678                 -             6,867,171
     Valuation of options and warrants in
         connection with the acquisition of
         discontinued subsidiary                         -              -         4,009,898                 -             4,009,898
     Beneficial conversion feature in
        connection with convertible notes                -              -            80,000                 -                80,000
     Issuance of warrants in connection
        with convertible notes                           -              -            95,000                 -                95,000
     Dividends- preferred stock                          -              -                 -           (10,000)              (10,000)
     Net loss                                            -              -                 -       (17,746,641)          (17,746,641)
                                            ---------------   ------------  ----------------   ---------------    ------------------

Balance at July 31,2001                         12,838,604    $    12,838   $    28,249,610    $  (29,377,489)    $      (1,115,041)
                                            ===============   ============  ================   ===============    ==================


                                 See notes to accompanying financial statements.

                                            VoiceFlash Networks, Inc.
                                         (Formerly Registry Magic, Inc.)

                                            Statements of Cash Flows

                                                                                               Years Ended July 31,
                                                                                          -------------------------------
                                                                                              2001             2000
                                                                                          --------------   --------------
OPERATING ACTIVITIES:
     Net loss                                                                          $    (17,746,641) $    (3,393,723)
     Adjustments to  reconcile net loss to net
        cash used in operating activities:
          Depreciation                                                                          128,418          203,698
          Common stock and option conversion expense                                                  -           43,000
          Loss from discontinued operations                                                  13,950,120                -
          Issuance of warrants for consulting services                                        1,458,515                -
          Amortization of beneficial conversion feature                                          80,000
          Amortization of debt discount                                                          12,000                -
     Changes in operating assets
        Accounts receivable                                                                     193,626          396,043
        Inventories                                                                             107,950          148,285
        Other current assets                                                                      6,660            5,759
        Other assets                                                                             (6,434)          28,138
        Accounts payable and accrued expenses                                                    52,772         (313,154)
                                                                                          --------------   --------------
     Net cash used in continuing operations                                                  (1,763,014)      (2,881,954)
     Net cash used in discontinued operations                                                (2,073,051)               -
                                                                                          --------------   --------------
          NET CASH USED IN OPERATING ACTIVITIES:                                             (3,836,065)      (2,881,954)
                                                                                          --------------   --------------

INVESTING ACTIVITIES:
     (Purchase) / sales  of equipment, net                                                      (63,174)          97,477
                                                                                          --------------   --------------

FINANCING ACTIVITIES:
     Net proceeds from the exercise of stock options                                                  -            2,850
     Repurchase of common stock                                                                       -          (60,000)
     Sale of common stock                                                                     1,730,382                -
     Proceeds from convertible notes                                                            175,000                -
     Due (from) / to related party                                                              100,000         (100,000)
     Repayments (advances) to Synergex                                                           29,361         (150,000)
                                                                                          --------------   --------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                   2,034,743         (307,150)
                                                                                          --------------   --------------

Net decrease in cash                                                                         (1,864,496)      (3,091,627)

Cash at beginning of year                                                                     1,876,667        4,968,294
                                                                                          --------------   --------------

Cash at end of year                                                                    $         12,171  $     1,876,667
                                                                                          ==============   ==============

Supplemental disclosures of cash flow information:
     Cash paid for interest                                                            $              -  $             -
                                                                                          ==============   ==============
     Cash paid for taxes                                                               $              -  $             -
                                                                                          ==============   ==============

Non-cash disclosure:
     Conversion of options to common stock                                             $              -  $        43,000
                                                                                          ==============   ==============
     Discount on convertible notes                                                     $         95,000  $             -
                                                                                          ==============   ==============
     Issuance of preferred stock in connection with the acquisition                           1,000,000  $             -
       of discontinued sub$idiary                                                         ==============   ==============

     Issuance of common stock in connection with the acquisition                       $      6,867,171  $             -
       of discontinued sub$idiary                                                         ==============   ==============

     Options and warrants issued in connection with the acquisition                    $      4,009,898  $             -
       of discontinued sub$idiary                                                         ==============   ==============

                                 See notes to accompanying financial statements.

                        VOICEFLASH NETWORKS INCORPORATED
                         (Formerly Registry Magic, Inc.)

                          NOTES TO FINANCIAL STATEMENTS


Registry Magic Inc. (the "Company") was incorporated on October 11, 1995. The Company changed its name to VoiceFlash Networks Incorporated on June 22, 2001. The Company is engaged in the development and marketing of proprietary applications software incorporating core speech recognition technology. The Company's products are designed to enable a user to perform tasks or retrieve information by speaking into a telephone or to a computer in a natural conversational manner. The Company has developed voice recognition products that span the spectrum of applications from telephony to point-of-sale human interface solutions. The Company also is developing secured voice enabled applications that can be incorporated with emerging technologies in wireless area networks with particular emphasis on point-of-sale equipment. The Company's offices are located in Boca Raton, Florida. The Company currently only has one operating segment.


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         b. Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents include investments in money market accounts.

         c. Concentration of Credit Risk - Credit losses, if any, has been provided for in the financial statements based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject tom any unusual or significant risks, in the normal course of business.

         d. Research and Development Costs - Costs incurred to establish the technological feasibility of computer software products are charged to operations as incurred.


         e. Property and Equipment - Property and equipment is recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from three to five years.

         f. Fair Value of Financial Instruments - The Company's financial instruments consists principally of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying amounts of such financial instruments as reflected in the balance sheet approximate their estimated fair value as of July 31, 2001. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

         g. Revenue Recognition - Revenue from the sale of software products is recognized at the time of sale and shipment of the product. Revenue from product development is recognized when development is complete.

         h. Income Taxes - The Company accounts for income taxes pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No.109, "Accounting for Income Taxes," which requires, among other things, a liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. The Company has had losses since inception and accordingly has not provided for income taxes. Realization of the benefits related to the net operating loss carry forwards may be limited in any one year due to IRS Code Section 382, change of ownership rules.

         i. Net Loss Per Common Share - The Company accounts for earnings per share ("EPS") pursuant to SFAS No. 128, "Earnings Per Share." Net loss per common share (basic and diluted) is based on the net loss divided by the weighted average number of common shares outstanding during each year.

                  The Company's potentially issuable shares of common stock pursuant to outstanding stock purchase options and warrants, for fiscal years ended July 31, 2001 and 2000 (totaling 1,183,337 shares and 604,500 shares with prices ranging from $.21 to $6.76 and $3.50 to $9.06, respectively) are excluded from the Company's diluted computation as their effect would be antidilutive to the Company's net loss per share.

         j. Long-Lived Assets - In accordance with SFAS No. 121 "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company includes as a component of income from continuing operations before taxes on income, the impairment loss on assets to be held and losses on assets expected to be disposed of.

         k. Stock Based Compensation - SFAS No. 123, "Accounting for Stock Based Compensation," establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt, for employee options the fair value based method but instead discloses the pro forma effects of the calculation required by the statement.

         l. Preferred Stock - The Board of Directors is authorized to issue shares of preferred stock and to determine the dividend, liquidation, conversion and redemption, and other rights, preferences and limitations of such shares without any further vote or action of the shareholders. Accordingly, the Board of Directors has the power, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could negatively affect the voting power or other rights of the holders of the Common Stock.

         m.       Recent and Future Accounting Pronouncements -

                  (i) In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. As amended, the effective date is for all fiscal quarters of fiscal years beginning after June 15, 2000.

                           Historically, the Company has not entered into derivatives contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standard to affect its financial statements.

                  (ii) In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 ("Interpretation 44"), "Accounting For Certain Transactions Involving Stock Compensation". Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees". Interpretation 44 is effective July 1, 2000, with certain provisions effective retroactively to December 15, 1998 and January 12, 2000. There was no effect of the retroactive provisions of Interpretation 44 on the Company's financial statements. Interpretation 44 is not expected to have a material effect on the Company's financial statements.

                  (iii) In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS no. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002. As of July 31, 2001, the Company had no unamortized goodwill.

                  (iv) In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction". SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provision of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its financial position or results of operations in future periods.

         n. Going Concern - The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses and a cash deficiency from operations. In order to remain a going concern, the Company must obtain additional sources of cash and ultimately achieve profitable operations. The Company's plans for raising additional sources of cash primarily rely on the Company's intent to raise capital through private placement offerings of shares of common stock. Additionally, the Company is planning to introduce new product lines. The Company's overall goal is to exploit its proprietary speech recognition application expertise and combine it in a secured environment with the wireless Internet, mobile commerce, and wireless LANs. By broadening the spectrum of the Company's technologies to include Speech Recognition and Verification, WAP, and wireless LANs, the Company believes it can take advantage of recent technological developments that are bringing the Internet, databases and LANs to the retail market. The Company has developed products that integrate technology with point-of-sale terminals. The Company plans on developing additional products around this platform.

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

2.       ACQUISITION

         The Company completed the acquisition of Bristol Retail Solutions, Inc. ("Bristol") in June 2001. Bristol is a dealer of retail point-of-sale systems in the United States, with sales, service and support offices in 10 cities located in six states. The purchase price for Bristol was
         (i) the issuance of .65 of a share of the Company's common stock for every 1 share of Bristol's common stock, based on 8,451,902 shares of Bristol common stock which converted to 5,493,736 shares of the Company's stock at a price of $1.25 per share (ii) the issuance of 500,000 shares of the Company's Series A Convertible Preferred Stock at $2.00 per share amounting to $1,000,000 for the Bristol Convertible Series C Preferred Stock and (iii) the Company assuming all outstanding warrants and options of Bristol at a rate of .65 of the Company's shares for every 1 share of Bristol's warrants and / or options outstanding at the date of acquisition. The Company valued the warrants and options issued for the Bristol acquisition based on the Black-Scholes option-pricing model and used the following assumptions: expected stock price, volatility of 172%, risk-free interest rate of 6.02% and expected lives ranging from one to five years.

         The following table gives a summary of the acquisitions in financial terms:

             Purchase Price                                         $11,877,069
             Acquisition Costs                                           86,543
             Fair Value of Assets Acquired                            8,200,000)
             Fair Value of Liabilities Assumed                        8,200,000
                                                                    ------------
             Goodwill                                               $11,963,612
                                                                    ============

         The detailed components consists of the following:

            Common Stock (5,493,736 shares)                         $ 6,867,171
            Series A Convertible Preferred Stock                      1,000,000
            Value of the Company's Warrants and Options issued        4,009,898
                                                                    ------------
                                                                    $11,877,069
                                                                    ============

         Fair Value of assets acquired:

            Cash                                                    $   200,000
            Accounts receivable                                       2,300,000
            Inventory                                                 3,300,000
            Property, plant and equipment                               200,000
            Intangible assets                                         2,000,000
            Other                                                       200,000
                                                                    ------------
                                                                    $ 8,200,000
                                                                    ============

         Fair Value of liabilities assumed:

            Accounts payable                                        $ 3,500,000
            Accrued expenses and customer deposits                    2,000,000
            Notes payable                                             2,700,000
                                                                    ------------
                                                                    $ 8,200,000
                                                                    ============

         In July 2001 Bristol entered into bankruptcy under Chapter 11 of the United States bankruptcy code. As of July 31, 2001, the Company's wholly owned subsidiary was unable to adopt a plan of reorganization and has since adopted a plan to discontinue the operations. This resulted in a charge to operations of $13,950,120 comprised of the write off of Goodwill of $11,963,612, the write-off of advances to Bristol by the Company totaling $1,918,655, and operating losses by Bristol since the acquisition of $67,853.

3.       PROPERTY AND EQUIPMENT

         The Company's property and equipment is summarized as follows:


            Office equipment            $  93,846
            Computers                     442,455
                                        ----------
                                          536,301
            Accumulated depreciation     (419,453)
                                        ----------
                                        $ 116,848
                                        ==========


4.       CONVERTIBLE NOTES PAYABLE

         On June 12, 2001, the Company entered into three convertible promissory notes totaling $175,000. These notes are convertible, at the option of the holder at any time, at $1.00 per share. These note bears interest at 10.00% per annum, payable in quarterly installments. The principal amount and all unpaid interest will be due and payable on June 12, 2002. Such notes and unpaid interest are convertible into common stock at $1.00 per share at any time during the term of the notes.

         The Company has recorded a beneficial conversion feature of $80,000, representing the difference between the fair market value of the Company's common stock on the date of the loan and the conversion price. The Company has expensed the entire $80,000 for the year ended July 31, 2001.

         Along with these convertible promissory notes, the Company issued 150,000 warrants to acquire shares of the Company's common stock. The warrants are exercisable at $1.00 per share and expire five years from the date of issuance. The Company has recorded these warrants as a discount to the convertible promissory notes for $95,000. The discount was derived from the Black-Scholes option-pricing model based on the following assumptions: expected stock price volatility of 129%; risk-free interest rate of 5.25%; and an expected 5-year life. The discount will be amortized as interest expense over one year. With respect to such discount, the Company recorded interest expense of $12,000 for the year ended July 31, 2001.

                   Convertible Notes             $175,000
                   Discount on notes              (95,000)
                                                 ---------
                                                   80,000
                   Amortization of discount        12,000
                                                 ---------
                                                 $ 92,000
                                                 =========

5.       CONVERTIBLE PREFERRED STOCK

         On June 26, 2001, the Company issued to Berthel SBIC, LLC. ("Berthel"), as part of its acquisition of Bristol, 500,000 shares of its Series A Convertible Preferred Stock (the Series A) and a warrant to purchase 276,250 shares of its common stock for $1,000,000. The warrant has an exercise price per share of $.01 and is exercisable until January 12, 2005.

         The holder of the Series A Preferred Stock are entitled to receive cumulative cash dividends at a rate of $0.24 per year per share, payable quarterly no later than the last business day of each March, June, September and December. The Company recorded cumulative dividends of $10,000 as of July 31, 2001. The purchaser received warrants to purchase 276,500 shares of common stock. These warrants were valued at $376,414 by the Company using a Black-Scholes option-pricing model


6.       STOCKHOLDERS' EQUITY

         On June 19, 2001, the Company amended the Articles of Incorporation, pursuant to which the Company's authorized common stock was increased from 30,000,000 to 50,000,000 shares.

         a. During October 1999, the Company entered into Settlement Agreements and General Releases with two former employees. Under the terms of these Agreements, the Company dismissed with prejudice a pending action against one of the former employees. Also, as part of these Settlement Agreements, the employees sold to the Company 600,000 shares of Common Stock for $60,000. The parties exchanged general releases as part of these Settlement Agreements.

         b. In August 1999, a former employee of the company exercised 90,000 stock options to purchase 77,405 shares of common stock at an exercise price of $.50 per share of common stock. The purchase price consisted of a cashless exercise provision utilizing 12,595 shares of common stock and $2,850.

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

         c. In November 2000, the Company sold 500,000 shares of common stock for $500,000 to an accredited investor.

         d. In March 2001 the Company issued 1,302,000 of common stock pursuant to Regulation S. The Company sold 1,302,000 shares of stock at $1.00 per share to accredited investors for net proceeds of $1,130,662. The Company paid a 10% placement fee, closing fees and issued 130,200 three-year warrants exercisable at $1.00 per share. The issuance of these shares of stock and warrants will have a dilutive effect on future earnings per share.

         e. In April 2001 the Company issued warrants to purchase an aggregate of 725,000 shares of its common stock exercisable at prices ranging from $1.00 to $1.50 per share to several consultants for services provided. Accordingly, the Company has valued the warrants at their fair value and has recorded a charge to operations in the amount of approximately $1,458,515. This expense is reflected in general and administrative expenses in the accompanying condensed statements of operations.

         f. In June 2001 the Company issued 148,000 shares of common stock pursuant to Regulation S. The Company sold 148,000 shares of stock at $0.75 per share to accredited investors for net proceeds of $99,720. The Company paid a 10% placement fee, closing fees and issued 14,800 shares of common stock in connection with the sale of the stock.

         g. In June 2001 the company issued 5,493,736 of common stock pursuant to the acquisition of Bristol Retail Solutions. These shares were valued at $6,867,171, which was the price at the date of the acquisition. The company issued 1,029,464 warrants at prices ranging from $.01 to $6.00 and 2,488,037 options at prices ranging from $.19 to $3.13 to the existing Bristol holders at the date of acquisition. Accordingly, the Company has valued the warrants and options at their fair value and has recorded a charge in the amount of approximately $4,001,000. This expense is reflected in loss from discontinued operations in the accompanying condensed statement of operations.


7.       STOCK OPTIONS AND WARRANTS

         In March 1997, the Company adopted a Stock Option Plan (the "1997 Plan") under which 300,000 shares of common stock are reserved for issuance upon exercise of stock based awards, including non-qualified stock options. The 1997 Plan is also authorized to issue short-term cash incentive awards. The 1997 Plan is administered by either the Board or such committees, officers and/or employees of the Company as the Board may so designate. The purchase price of each share of common stock purchased upon exercise of any option granted is as follows: (i) incentive stock options shall be equal to or greater than the fair market value of the common stock on the date of grant as required under
         Section 422 of the Internal Revenue Code, (ii) options granted to 10% holders and designated by the plan administrator as incentive stock options shall be at least 110% of the fair market value of the common stock on the date of grant as required under Section 422 of the Internal Revenue Code, (iii) non-employee director options shall be equal to or greater than the fair market value of the common stock on the date of the grant. Pursuant to the plan, options to purchase 47,500 shares of common stock exercisable at $7.88 to $8.00 or the number of already owned shares of stock equal in value to the total exercise price of the options were granted during the year ended July 31, 1999. No options under this plan were granted during the years ended July 31, 2000 and 2001. These options vest over terms up to five years from the grant date with expiration dates beginning in 2001.

         In March 1999, the Company adopted a Stock Option Plan (the "1999 Plan") under which 500,000 shares of common stock are reserved for issuance upon exercise of stock based awards including, non-qualified stock options. In May 2001 the Company increased the number of shares of common stock in the 1999 Plan to 5,000,000. The 1999 Plan is also authorized to issue short-term cash incentive awards. The 1999 Plan is administered by either the Board or such committees; officers and/or employees of the Company as the Board may so designate. The purchase price of each share of common stock purchased upon exercise of any option granted is as follows: (i) incentive stock options shall be equal to or greater than the fair market value of the common stock on the date of grant as required under Section 422 of the Internal Revenue Code, (ii) options granted to 10% holders and designated by the plan administrator as incentive stock options shall be at least 110% of the fair market value of the common stock on the date of grant as required under Section 422 of the Internal Revenue Code, (iii) non-employee director options shall be equal to or greater than the fair market value of the common stock on the date of the grant. Pursuant to the 1999 Plan, options to purchase 363,600 shares of common stock exercisable at $3.00 to $3.63 or the number of already owned shares of stock equal in value to the total exercise price of the options, have been granted as of July 31, 1999. A total of 1,121,000 options to purchase shares of common stock exercisable at prices ranging between $1.37-$1.75 were granted to existing employees of the Company during the year ended July 31, 2001. In addition, the Company granted 2,489,663 options to purchase shares of common stock at prices ranging between $.12-$2.03 to existing warrant and option holders of Bristol as part of the acquisition cost. Such options were valued at $4,009,898 upon acquisition, which has been charged to discontinued operations for the year ended July 31, 2001. (see Note 2).

         Subsequent to year-end, the Company issued five-year non-statutory options to purchase 350,000 shares of common stock exercisable at $.72 was granted to two directors and one employee. These options have available a cashless exercise provision whereby the holder can exercise the options based on a formula pursuant to the stock option agreement.

         The following table illustrates the Company's stock option and warrants issuances and balances outstanding during the years ended July 31, 2001 and 2000. The Company generally issues warrants to purchase shares of common stock in connection with debt and equity financing and to non-employee consultants.


                                                                  OPTIONS                               WARRANTS
                                                     ----------------------------------    -----------------------------------
                                                                           Weighted                               Weighted
                                                         Shares             Average            Shares              Average
                                                       Underlying          Exercise          Underlying           Exercise
                                                        Options             Price             Warrants             Price
                                                     ---------------     --------------    ----------------    ---------------
        Outstanding at August 1, 1999                   1,569,376        $     3.58               -            $       -
                  Granted                                    -                  -                 -                    -
                  Canceled / Forfeited                   (913,376)             3.76               -                    -
                  Exercised                              (175,000)             2.08               -                    -
                                                     ---------------     --------------    ----------------    ---------------
        Outstanding at July 31, 2000                      481,000        $     3.87               -            $       -
                  Granted                               3,610,663              0.66           1,884,464               1.57
                  Canceled / Forfeited                   (298,500)             2.58               -                    -
                  Exercised                                  -                  -                 -                    -
                                                     ---------------     --------------    ----------------    ---------------
        Outstanding at July 31, 2001                    3,793,163        $      .91           1,884,464        $      1.57
                                                     ===============     ==============    ================    ===============

         The following is additional information with respect to the Company's options and warrants as of July 31, 2001


                                 OPTIONS OUSTANDING                                                  OPTIONS
                                                                                                   EXERCISABLE
   --------------------------------------------------------------------------------    ------------------------------------
                                                    Weighted
                                                     Average           Weighted                                 Weighted
                                                    Remaining           Average                                  Average
       Range of                  Number            Contractual         Exercise             Number              Exercise
      Exercise Price          Outstanding             Life               Price            Exercisable            Price
   --------------------     ----------------     ---------------    ---------------    ------------------    --------------
        $.12-$.49                 2,359,663        9.47 years       $     .21                  2,282,332     $    .20
      $1.38 - $1.87               1,049,750        4.62 years       $    1.51                    937,250     $   1.51
      $2.03 - $3.75                 367,250        2.74 years       $    3.48                    367,250     $   3.48
      $5.00 - $7.00                  16,500        1.48 years       $    6.76                     16,500     $   6.76
                            ----------------                                           ------------------
                                  3,793,163                                                    3,603,332
                            ================                                           ==================

                                                                                                     WARRANTS
                                WARRANTS OUTSTANDING                                               EXERCISABLE
   --------------------------------------------------------------------------------    ------------------------------------
                                                    Weighted
                                                     Average           Weighted                                 Weighted
                                                    Remaining           Average                                  Average
       Range of                  Number            Contractual         Exercise             Number              Exercise
      Exercise Price          Outstanding             Life               Price            Exercisable            Price
   --------------------     ----------------     ---------------    ---------------    ------------------    --------------
        $.01-$.01                   302,236        1.33 years       $     .01                    302,256     $    .01
      $.65 - $1.15                1,082,500        3.35 years       $     .98                    457,500     $    .83
      $2.31 - $3.90                 499,728        1.42 years       $    3.81                    499,728     $   3.81
                            ----------------                                           ------------------
                                  1,884,464                                                    1,259,484
                            ================                                           ==================

         SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 2001: no dividend yield percent; expected volatility of 129.0%; risk-free interest rate of 6.0% and expected lives ranging between 4 and 5 years for the 1997 Plan, 1999 Plan and non-plan options.

         Had compensation cost for the Company's option plans been determined in accordance with SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                        Year Ended July 31,
                                                 -------------------------------
                                                      2001             2000
                                                 --------------   --------------
         Net loss:                As reported    $ (17,746,641)   $ (3,393,723)
                                  Pro forma      $ (18,285,650)   $ (3,414,845)

         Net loss per share:
             Basic and diluted    As reported    $       (2.63)   $       (.62)
             Basic and diluted    Pro forma      $       (2.71)   $       (.62)


8.       INCOME TAXES

         At July 31, 2001, the Company had a net operating loss carryforward
         (NOL) of approximately $27,800,000, which expires through 2021.


         The net deferred tax asset is comprised of the following at July 31, 2001:

            Deferred tax assets:
                        Prepaid royalty expense           $          20,000
                        Start up costs                              156,000
                        Allowance for doubtful accounts             362,000
                        Net operating loss carryforward          10,425,000
                                                          -------------------
                                                                 10,963,000
                                                          -------------------

            Deferred tax liability
                        Depreciation                                (36,000)
                                                          -------------------

            Net deferred tax asset                               10,927,000
            Deferred tax asset valuation allowance              (10,927,000)
                                                          -------------------
                                                          $               -
                                                          ===================

         Realization of any portion of the Company's deferred tax asset at July 31, 2001 is not considered to be more likely than not and accordingly a $10,927,000 valuation allowance has been provided.

         The loss carryforwards are subject to limitations on annual utilization because there are "equity structure shifts" or "owner shifts" involving 5% stockholders (as these are defined in Section 382 of the Internal Revenue Code), which have resulted in a more than 50% change in ownership.

9.       SYNERGEX MERGER

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

         In connection with the merger the Company had advanced Synergex $150,000 pursuant to a promissory note. Synergex has agreed to repay the principal amount of $150,000 plus interest equal to prime plus 2% in 36 equal monthly installments beginning September 1, 2000. The balance on the note on July 31,2001 is $120,639.


10.      COMMITMENTS AND CONTINGENCIES

         a. Employment Agreements - In December 1997, the Company entered into a three-year employment agreement with its Chairman of the Board, which provides for a base salary of $115,500. In the event of a change of control of the Company, where the Chairman is not retained on a comparable basis by new management, the Chairman will receive lump sum payments equivalent to one year's salary. In addition, in the event of the non-renewal of the employment agreement, the Chairman will be entitled to the same lump sum payments.

                  During the year ended July 31, 2001 the Company extended this agreement through December 19, 2003.

         b. Lease - The Company leases offices premises under an operating lease. The future minimum payments, excluding escalation charges, are as follows:

                                    Year Ending July 31,
                             -----------------------------------
                             2002                       $ 69,000
                             2003                         11,500

                  Total rent expense charged to operations for the years ended July 31, 2001 and 2000 was approximately $42,000 and $88,000.

         c. Litigation - The Company is a defendant in two separate lawsuits filed by former employees for alleged breach of contract of approximately $2M. The Company believes the suits are completely without merit and intends to vigorously defend its position and thus has not made an accrual at year-end.

11.      SUBSEQUENT EVENTS

         a. Acquisition - On October 19, 2001, the Company acquired all the outstanding common stock of United Capturdyne Technologies Incorporated, a Florida Corporation. In exchange, the Company issued to the shareholders of United Capturdyne Technologies Incorporated 1,200,000 shares of common stock, valued at $600,000. The common stock was valued based on the trading price at the acquisition date.

         b. Convertible Notes- On August 6, 2001, the Company sold two 7% Convertible Notes to accredited investors for an aggregate amount of $750,000. These Convertible Notes are due August 6, 2004. The Holders have the right to convert any outstanding and unpaid portion of the note into fully paid and non-assessable shares of common stock of the Company. The notes may be converted prior to its mandatory conversion date by either the Company or the note holders upon satisfaction of certain conditions.

                  Along with the convertible notes, the Company issued 300,000 warrants to acquire shares of the Company's common stock. The warrants are exercisable as follows: 150,000 warrants at $1.50 per share and 150,000 warrants at $.20 per share and expire five years from the date of issue. The Company has recorded these warrants as a discount to the convertible notes for $177,480. The discount was derived from the Black-Scholes option-pricing model based on the following assumptions: expected stock price; volatility of 129.0%; risk-free interest rate of 6.0%; and an expected 5-year life. The discount will be amortized in the year ended July 31, 2002.