Form 10QSB
period 2001-10-31
VOICEFLASH NETWORKS INC
filed 2001-12-20
CIK 1022959

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended: October 31, 2001

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from ________ to _________

                         Commission File Number: 0-24283

                        VOICEFLASH NETWORKS INCORPORATED
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

           6401 Congress Avenue, Suite 250, Boca Raton, Florida 33487
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,418,604 shares of Common Stock as of December 18, 2001.

                                      INDEX

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION                                                3

Item 1.  Financial Statements                                                 3

         Consolidated Balance Sheets - October 31, 2001 (unaudited)           3

         Consolidated Statements of Operations (unaudited) for the
         Three Months Ended October 31, 2001 and 2000                         4

         Consolidated Statements of Cash Flows (unaudited) for the
         Three Months Ended October 31, 2001 and 2000                         5

         Notes to Consolidated Financial Statements (unaudited)               6

Item 2.  Management's Discussion and Analysis                                 8

PART II. OTHER INFORMATION                                                   10

Item 1.  Legal Proceedings                                                   10

Item 2.  Changes in Securities and Use of Proceeds                           11

Item 5.  Other Information                                                   11

Item 6.  Exhibits and Reports on Form 8-K                                    12

PART I.           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    VoiceFlash Networks, Inc.And Subsidiaries
                         (formerly Registry Magic, Inc.)

                           Consolidated Balance Sheet

                                October 31, 2001
                                   (Unaudited)

                                     ASSETS
Current assets:
    Cash ........................................................  $  1,829,550
    Accounts receivable, net of allowance of $362,151 ...........        12,940
    Inventory ...................................................         1,606
    Note receivable, short-term .................................        33,633
     Note receivable officer ....................................       102,908
    Other current assets ........................................        56,111
                                                                   ------------
       Total current assets .....................................     2,036,748


Property and equipment, net .....................................       147,835
Goodwill ........................................................     1,020,025
Note receivable, long-term ......................................        72,307

Other assets ....................................................       344,944
                                                                   ------------

                                                                   $  3,621,859
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses .......................  $    983,325
    Reserve funds payable .......................................     1,634,842
    Corporate taxes and deferred taxes ..........................         7,010
    Convertible notes payable, net of discount ..................       116,000
                                                                   ------------
       Total current liabilities ................................     2,741,177

    Convertible note payable ....................................       750,000
    Note payable shareholder ....................................       327,500

Commitments and contingencies ...................................             -

Series A Redeemable Preferred Sock, $.001 par value - 5,000,000
    shares authorized; 500,000 shares issued and outstanding ....     1,000,000

Stockholders' deficit:
    Common stock, par value $.001 - 50,000,000 shares authorized,
       15,418,604 issued and outstanding ........................        15,418
    Additional paid in capital ..................................    29,096,030
    Deferred compensation .......................................      (114,500)
    Stock subscription receivable ...............................      (179,000)
    Accumulated deficit .........................................   (30,014,766)
                                                                   ------------
       Total stockholders' deficit ..............................    (1,196,818)
                                                                   ------------

                                                                   $  3,621,859
                                                                   ============

          See notes to accompanying consolidated financial statements.

                   VoiceFlash Networks, Inc. And Subsidiaries
                         (formerly Registry Magic, Inc.)

                      Consolidated Statements of Operations
                                   (unaudited)

                                                             Three months Ended October 31,
                                                             -----------------------------
                                                                  2001          2000
                                                              ------------   -----------
Revenues:
     Product sales .........................................  $    119,026   $    55,450
                                                              ------------   -----------

Costs and expenses:
     Cost of sales .........................................        46,254        44,018
     General and administrative expenses ...................       564,500       323,530
     Research and development ..............................        63,966       107,991
     Depreciation ..........................................        24,542        32,258
     Dividend income .......................................        (1,577)            -
     Interest expense ......................................        28,784             -
     Interest income .......................................          (167)      (34,831)
                                                              ------------   -----------
                                                                   726,302       472,966
                                                              ------------   -----------

Net Loss ...................................................      (607,276)     (417,516)
                                                              ------------   -----------

Preferred stock dividend ...................................        30,000             -
                                                              ------------   -----------
Net loss applicable to common stockholders .................  $   (637,276)  $  (417,516)
                                                              ============   ===========


Net loss per common share, basic and diluted ...............  $      (0.04)  $     (0.08)
                                                              ============   ===========

Basic and diluted weighted average common shares outstanding    13,827,734     5,380,068
                                                              ============   ===========

          See notes to accompanying consolidated financial statements.

                   VoiceFlash Networks, Inc. And Subsidiaries
                         (Formerly Registry Magic, Inc.)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  For the three Months
                                                                   Ended October 31,
                                                               -------------------------
                                                                   2001          2000
                                                               -----------   -----------
OPERATING ACTIVITIES:
     Net loss ...............................................  $  (637,277)  $  (417,516)
     Adjustments to  reconcile net loss to net
       cash used in operating activities:
          Depreciation ......................................       24,542        32,258
          Amortization of deferred compensation .............        5,000
          Stock issued to consultant ........................       10,500
          Amortization of debt discount .....................       24,000             -
     Changes in operating assets
       Accounts receivable ..................................            -       148,010
       Inventories ..........................................            -         5,782
       Other current assets .................................      (45,926)      (26,738)
       Note receivable officer ..............................       (6,110)
       Accounts payable and accrued expenses ................        4,077        72,741
       Reserve funds payable ................................     (148,925)            -
                                                               -----------   -----------
     Net cash used in continuing operations .................     (770,119)     (185,463)
     Net cash used in discontinued operations ...............            -
                                                               -----------   -----------
          NET CASH USED IN OPERATING ACTIVITIES: ............     (770,119)     (185,463)
                                                               -----------   -----------

INVESTING ACTIVITIES:
     (Purchase) / sales  of equipment, net ..................            -        (1,907)
     Cash received from acquisition .........................    1,822,799             -
     Due from related party .................................            -       100,000
     Advances to Bristol Retail Solutions ...................            -      (250,000)
                                                               -----------   -----------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    1,822,799      (151,907)
                                                               -----------   -----------

FINANCING ACTIVITIES:
     Proceeds from convertible notes ........................      750,000             -
     Repayments (advances) to Synergex ......................       14,699             -
                                                               -----------   -----------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES      764,699             -
                                                               -----------   -----------

Net decrease in cash ........................................    1,817,379      (337,370)

Cash at beginning of year ...................................       12,171     1,876,667
                                                               -----------   -----------
Cash at end of year .........................................  $ 1,829,550   $ 1,539,297
                                                               ===========   ===========

Supplemental disclosures of cash flow information:
     Cash paid for interest .................................  $         -    $        -
                                                               ===========   ===========
     Cash paid for taxes ....................................  $         -    $        -
                                                               ===========   ===========

          See notes to accompanying consolidated financial statements.

                         NOTES TO FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended October 31, 2001 are not necessarily indicative of the results to be expected for the year ended July 31, 2001. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10- KSB for the year-end July 31, 2001.

2.       RECENT ACCOUNTING DEVELOPMENTS.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002. As of September 28, 2001, the Company had no unamortized goodwill.

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

3.       ACQUISITION

         The Company completed the acquisition of United Capturdyne Technologies, Inc. ("UCT") in October 2001. UCT's product line is designed to accommodate a broad spectrum of needs encountered both at the point-of-sale and on the Internet. Pursuant to the purchase agreement VoiceFlash issued 1,200,000 shares of restricted common stock valued at $540,000 (market value of $.50 per share at date of agreement, less a 10% discount due to restrictive nature of stock) to UCT with the requirement to register the common stock with the Securities and Exchange Commission.

         The following table gives a summary of the acquisitions in financial terms:

Purchase Price ..................  $   540,000
Acquisition Costs ...............       35,000
Fair Value of Assets Acquired ...   (1,976,733)
Fair Value of Liabilities Assumed    2,421,758
                                   -----------
Goodwill ........................  $ 1,020,025
                                   ===========

         The detailed components consists of the following:

         Fair Value of assets acquired:

Cash ........................  $1,822,799
Officers loan receivable ....      96,798
Property, plant and equipment      55,530
Other .......................       1,606
                               ----------
                               $1,976,733
                               ==========

         Fair Value of liabilities assumed:

Accounts payable .....................  $1,857,177
Accrued expenses and customer deposits     446,533
Deferred tax payable .................       7,010
Corporate and payroll tax payable ....     111,038
                                        ----------
                                        $2,421,758
                                        ==========

         The following schedule combines the unaudited pro-forma results of operations of the Company and United Capturdyne Technologies Inc., as if the acquisition occurred on August 1, 2000 and includes such adjustments which are directly attributable to the acquisition. It should not be considered indicative of the results that would have been achieved had the acquisition not occurred or the results that would have been obtained had the acquisition actually occurred on August 1, 2000.
                             Three Months Ended     Three Months Ended
                              October 31, 2001       October 31, 2000
                                -------------          ------------
Net Sales ......................$    588,060           $    237,726
Cost of Sales ..................     253,221                117,267
                                -------------          ------------
Gross Profit ...................     304,839                120,459
General and Administrative .....   1,204,824                518,244
Research and Development .......      50,888                107,991
Depreciation ...................      28,528                 43,778
Other Income ...................     117,153                 (5,380)
Interest Income(net) ...........      26,566                (33,397)
                                -------------          ------------
Total Costs and Expenses .......   1,463,959                631,236
Net Loss Before Tax ............  (1,159,120)              (510,777)
Federal and State Tax ..........    (147,000)                (8,777)
                                -------------          ------------
Net Loss .......................$ (1,306,120)          $   (519,554)
Preferred Stock ................      30,000                      -
Dividend
Net Loss Applicable to
Common Shareholders ............$ (1,336,120)              (519,554)
                                =============          ============

Shares in Calculation             13,827,734              6,580,068
                                =============          ============

Net Loss Per Share .............$       (.04)          $       (.08)
                                =============          ============

4.       SUBSEQUENT EVENTS

         In November 2001, the Company, received conversion notice from the Convertible Note holders to convert $40,000 of their respective notes into Common Stock of the Company, resulting in the issuance of 516,826 shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The Company's unaudited financial statements have been prepared assuming that the Company will continue as a going concern. The auditors report on the Company's 2000 financial statements states that "the Company has suffered recurring losses from operations and has a cash deficiency from operations and is experiencing ongoing operational losses that raise substantial doubt about its ability to continue as a going concern. This quarterly report Form 10-QSB contains "forward-looking statements" within the meaning of section 27a of the Securities Act of 1933, as amended, and Section 21e of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in or incorporated by reference into this form 10- QSB, are forward-looking statements. In addition, when used in this document, the words "anticipate," "estimate," "project" and similar expressions are intended to identify forward- looking statements. These forward-looking statements are subject to certain risks, uncertainties and assumptions including those risks described in the Company's Annual Report on Form 10-KSB as well as in this report on Form 10-QSB should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

         The following discussion and analysis should be read in conjunction with the financial information of the Company included herein and the notes thereto.

RESULTS OF OPERATIONS

         Since its inception in October 1995, the Company's efforts have been principally devoted to research, development and design of products, marketing activities and raising capital. As a result of the Company's acquisition of United Capturdyne Technologies, Inc. ("UCT") the Company is presently involved in supplying advanced transaction processing and account management software.

         For the three months ended October 31, 2001, product sales were $119,026 compared to $54,450 for the three months ended October 31, 2000 an increase of $63,576. Sales have increased as result of the acquisition of UCT in October, 2001.

         For the three months ended October 31, 2001, cost of sales amounted to $46,254 or 39% of sales representing transaction costs associated with the UCT. For the three months ended October 31, 2000 cost of sales amounted to $44,018 or 79% of sales representing hardware costs associated with the Company's Virtual Operator.

         General and administrative expense increased by $240,970 to $564,500 for the three months ended October 31, 2001 from $323,530 for the three months ended October 31, 2000. The increase in general and administrative expense was due to increased administrative and sales staff in connection with the UCT acquisition.

         Research and development expenses for the three months ended October 31, 2001 were $63,966 compared to $107,991 for the three months ended October 31, 2000 a decrease of $44,025. This was due to the Company reducing its development staff. Research and development expenses incurred in the course of establishing technological feasibility of the Company's software applications have been charged to operations pursuant to Statement of Financial Accounting Standards SFAS No.86 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.

         Depreciation expense decreased $7,716 for the three months ended October 31, 2001 to $24,542 from $32,258 for the three months ended October 31, 2000.

         Interest income (expense) net for the three months ended October 31, 2001 amounted to $(28,617) compared to $34,831 of net interest income for the three months ended October 31, 2000 a decrease of $62,998. The decrease in interest income was due to the Company's reduction in cash balances.

LIQUIDITY AND CAPITAL RESOURCES

        As of October 31, 2001, the Company had $1,829,550 in cash and cash equivalents. As of October 31, 2001 the Company had negative working capital of $704,429. The Company does not have any available lines of credit.

         Net cash used in operating activities increased by $584,656 to $770,119 for the three months ended October 31, 2001 as compared with $185,463 during the three months ended October 31, 2000. Net cash used in operating activities was primarily related to the Company's continued expansion of its research and development and sales and marketing efforts.

         Net cash provided by (used in) investing activities during the three months ended October 31, 2001 and 2000 were $1,822,799 and $(151,907)
respectively an increase of $1,974,706. The increase is do to $1,822,799 advanced by UCT as a result of the acquisition.

         Net cash used by financing activities during the three months ended October 31, 2001 and 2000 amounted to $764,699 and $0 respectively. For the three months ended October 31, 2001, the Company received proceeds of $750,000 from the issuance of two convertible notes.

         The Company's financial statements have been prepared assuming that the Company will continue as a going concern. The auditors' report on the Company's 2001 financial statements states that "the Company has suffered recurring losses from operations, has a cash deficiency from operations and is experiencing operating losses that raise substantial doubt about its ability to continue as a going concern." The Company continues to explore the possibility of raising funds through available sources including but not limited to equity and debt markets. It is uncertain that the Company will be successful at raising funds through these sources.

PART II.          OTHER INFORMATION

ITEM 1.  Legal Proceedings

         The Company or its wholly owned subsidiary is a party to the following legal proceedings:

         On July 7, 2001, the Company's subsidiary, Bristol Retail Solutions, and its four operating subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California (Los Angeles), Case Nos. LA01-30857-VZ, LA01-30872-VZ, LA01- 30885-VZ, LA01-30893-VZ and LA01-30895-VZ.
On August 27, 2001, Bristol's representative appeared before the U.S. Bankruptcy Court and advised the court that Bristol was unable to obtain debtor in possession of financing. Accordingly, Coast Business Credit, a division of Southern Pacific Bank began a Chapter 11 liquidation of the assets of Bristol. Coast Business Credit is currently disposing its collateral in Bristol. Upon Coast Business Credit's completion of the disposal of its collateral the Company will voluntarily put Bristol and its subsidiaries in Chapter 7 Bankruptcy.

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

         On July 23, 2001 the Company, as a guarantor for a master lease dated July 27, 1999, by and between Comdisco, Inc. and Telecenter, Inc., was notified by Comdisco that Telecenter was in default of the agreement. Under the terms of the agreement the rents were accelerated and demand was being made against the Company (as guarantor) for $96,378.98. Comdisco has filed an action in the Circuit Court of Cook County, Illinois (Comdisco v. Telecenter, Inc. and Voiceflash Networks, Inc.). Comdisco has demanded payment of the lease in full. In addition, Comdisco has demanded damages in excess of $50,000 and other fees. The Company intends to defend this case vigorously and to assert counterclaims against the former employee. An evaluation of the likelihood of the outcome of this matter cannot be made at this time.

ITEM 2.  Changes in Securities and Use of Proceeds

         On September 24, 2001, the Company entered into a three year employment contract with Robert Kaufman to serve as its president and chief executive officer. Under the terms of the agreement Mr. Kaufman received 1,150,000 shares of the Company's Common Stock. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act.

         On October 8, 2001, the Company issued an aggregate of 1,200,000 shares of restricted common stock valued at $.50 per share to the shareholders of United Capturdyne Technologies, Inc. in connection with the merger of the Company's wholly owned subsidiary with and into United Capturdyne Technologies, Inc. The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act.

         On October 31, 2001, the Company issued an aggregate of 250,000 shares of its common stock to an individual pursuant to an Employment Agreement dated October 31, 2001. Under the agreement, the individual is to provide the Company with consulting services. The shares issued to the individual were exempt from registration under Section 4(2) of the Securities Act. The shares were subsequently registered under a registration statement on Form S-8.

         In November 2001 the Company received conversion notice from holders of its 7% convertible notes. The holders converted an aggregate of $40,000 of their respective notes and received an aggregate of 516,826 shares of the Company's common stock. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 5.  Other Information

         On September 24, 2001, the Company entered into a three year employment contract with Robert Kaufman to serve as its president and chief executive officer. Under the terms of the agreement Mr. Kaufman will receive a base salary of $125,000, which will increase by $25,000 per year for the term of the agreement. In addition, Mr. Kaufman received 1,150,000 shares of the Company's Common Stock upon executing the agreement and will be entitled to additional shares of Common Stock.

         On November 9, 2001, the Company filed a Registration Statement on Form S-8 registering shares of common stock underlying convertible notes and warrants issued to accredited investors for $750,000.

         On November 16, 2001, the Company filed a Registration Statement on Form S-8 registering shares of common stock issued to Mitchell Palmigiano pursuant to an Employment Agreement dated October 31, 2001.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits required by item 601 of Regulation S-B. The following exhibits are filed as part of this report:

                  None.

         (b)      Reports on Form 8-K

                           On August 17, 2001, the Company filed a current
                  report on Form 8-K reporting the sale of two 7% convertible notes due August 6, 2004 and two 5 year warrants to purchase an aggregate of 150,000 shares of its Common Stock for an aggregate purchase price of $750,000. The notes and warrants were sold pursuant to Subscription Agreements executed on August 6, 2001. The 5 year warrant is exercisable at $1.50 per share.

                           On September 10, 2001, the Company filed a current
                  report on Form 8-K reporting the Company's wholly owned subsidiary Bristol Retail Solutions, Inc.'s appearance before the U.S. Bankruptcy Court on August 27, 2001. Bristol Retail Solutions, Inc.'s representative appeared before the U.S. Bankruptcy Court on August 27, 2001 and advised the Court that Bristol was unable to obtain debtor in possession financing. Accordingly, Coast Business Credit began a Chapter 11 liquidation of the assets of Bristol.

                           On October 1, 2001, the Company filed a current
                  report on Form 8-K to disclose that on September 25, 2001 the board of directors of the Company approved the engagement of Feldman, Sherb and Co., PC as independent auditors of the Company for the fiscal year ended July 31, 2001. In doing so, the board determined not to renew the engagement of and thereby dismissed, effective September 25, 2001, BDO Seidman, LLP, independent auditors of the Company.

                           On October 3, 2001, the Company filed an amended
                  current report on Form 8-K to disclose a letter provided by BDO Seidman, LLP addressed to the Securities and Exchange Commission stating whether BDO Seidman, LLP agrees with the statements made on the Company's Form 8-K previously filed to disclose the change in the Company's auditors.

                           On October 23, 2001, the Company filed a current
                  report on Form 8- K/A disclosing that effective October 19, 2001, VFNX, Inc., a wholly owned subsidiary of the Company was merged with and into United Capturdyne Technologies, Inc. In the merger, all outstanding shares of common stock of United Capturdyne were converted into the right to receive 1,200,000 shares of the Company's restricted common stock. Pursuant to the terms of the Merger Agreement, the Company entered into an employment agreement with the principal of United Capturdyne whereby the principal will be paid an annual salary of $125,000 to provide his services as a chief executive officer of the Company's new wholly owned subsidiary.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VoiceFlash Networks Incorporated

                                        By: /s/ Lawrence Cohn
                                            -----------------
                                              Lawrence Cohen,
                                              Chairman


                                        By: /s/ Robert Kaufman
                                            ------------------
                                              Robert Kaufman,
                                              Chief Executive Officer


                                        By: /s/ Charles Scher
                                            -----------------
                                              Charles Scher, Secretary,
                                              Treasurer and Principal Financial
                                              and Accounting Officer


DATED:  December 20, 2001