Form 10QSB
period 2002-01-31
VOICEFLASH NETWORKS INC
filed 2002-03-15
CIK 1022959

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: January 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 16,111,883 shares of Common Stock as of March 7, 2002.

                                      INDEX

                                                                            Page
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet - January 31, 2002 (unaudited)            3

         Consolidated Statements of Operations (unaudited) for the
         Three Months and Six Months Ended January 31, 2002 and 2001          4

         Consolidated Statements of Cash Flows (unaudited) for the Six
         Months Ended January 31, 2002 and 2001                               5

         Notes to Consolidated Financial Statements (unaudited)               6

Item 2.  Management's Discussion and Analysis and Plan of Operation           9


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   11

Item 2.  Changes in Securities and Use of Proceeds                           12

Item 5.  Other Information                                                   12

Item 6.  Exhibits and Reports on Form 8-K                                    13

PART I.  FINANCIAL INFORMATION

                    VoiceFlash Networks, Inc.And Subsidiaries
                         (formerly Registry Magic, Inc.)

                           Consolidated Balance Sheet

                                January 31, 2002
                                   (Unaudited)

                                     ASSETS

Current assets:
    Cash .....................................................     $  1,473,898
    Accounts receivable, net of allowance of $362,151 ........          188,159
    Inventory ................................................            1,606
    Note receivable, short-term ..............................           23,835
    Note receivable officer ..................................           86,116
    Other current assets .....................................           48,515
                                                                   ------------
       Total current assets ..................................        1,822,129

Property and equipment, net ..................................          135,692
Goodwill .....................................................        1,020,025
Note receivable, long-term ...................................           72,307
Other assets .................................................          246,859
                                                                   ------------
                                                                   $  3,297,012
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued expenses ....................     $    809,232
    Reserve funds payable ....................................        1,096,375
    Corporate taxes and deferred taxes .......................            7,010
    Convertible notes payable, net of discount ...............          111,577
                                                                   ------------
       Total current liabilities .............................        2,024,194

    Convertible note payable .................................          607,500
    Note payable shareholder .................................          217,500

Commitments and contingencies ................................                -

Series A Redeemable Preferred Sock, $.001 par value 5,000,000
    shares authorized; 500,000 shares issued and outstanding .        1,000,000

Stockholders' deficit:
    Common stock, par value $.001 - 50,000,000 shares
    authorized, 16,111,883 issued and outstanding ............           16,111
    Additional paid in capital ...............................       29,193,912
    Deferred compensation ....................................          (43,152)
    Stock subscription receivable ............................         (164,000)
    Accumulated deficit ......................................      (29,555,053)
                                                                   ------------
       Total stockholders' deficit ...........................         (552,182)
                                                                   ------------
                                                                   $  3,297,012
                                                                   ============

          See notes to accompanying consolidated financial statements.

                   VoiceFlash Networks, Inc. And Subsidiaries
                         (formerly Registry Magic, Inc.)

                      Consolidated Statements of Operations

                                                             Three months Ended January 31,  Six months Ended January 31,
                                                             -----------------------------   ----------------------------
                                                                 2002            2001            2002            2001
                                                             ------------    ------------    ------------    ------------
Revenues:
    Product sales ........................................   $  1,189,859    $     55,450    $  1,308,885    $    117,553
                                                             ------------    ------------    ------------    ------------
Costs and expenses:
    Cost of sales ........................................        130,264          44,018         176,518          58,576
    General and administrative expenses ..................        479,625         323,530       1,044,125         638,980
    Research and development .............................         55,742         107,991         119,708         267,380
    Depreciation .........................................         22,675          32,258          47,217          65,164
    Dividend income ......................................         (3,341)              -          (4,918)              -
    Interest expense .....................................         15,225               -          44,009               -
    Interest income ......................................            (44)        (34,831)           (211)        (68,925)
                                                             ------------    ------------    ------------    ------------
                                                                  700,146         472,966       1,426,448         961,175
                                                             ------------    ------------    ------------    ------------

Net Income / (Loss) ......................................        489,713        (417,516)       (117,563)       (843,622)

Preferred stock dividend .................................         30,000               -          60,000               -
                                                             ------------    ------------    ------------    ------------
Net loss applicable to common stockholders ...............   $    459,713    $   (417,516)   $   (177,563)   $   (843,622)
                                                             ============    ============    ============    ============


Net income ( loss) per common share:
    Basic ................................................   $       0.03    $      (0.07)   $      (0.01)   $      (0.15)
                                                             ============    ============    ============    ============
    Diluted ..............................................   $       0.03    $          -    $          -    $          -
                                                             ============    ============    ============    ============

Weighted average number of common shares outstanding-basic     13,998,978       5,711,590      13,903,109       5,545,829
Potential dilutive common shares .........................      1,836,236               -               -               -
                                                             ------------    ------------    ------------    ------------

Weighted average number of common and common equivalent
shares outstanding assuming dilution- diluted ............     15,835,214       5,711,590      13,903,109       5,545,829
                                                             ============    ============    ============    ============

          See notes to accompanying consolidated financial statements.

                   VoiceFlash Networks, Inc. And Subsidiaries
                         (Formerly Registry Magic, Inc.)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 For the six Months
                                                                 Ended January 31,
                                                             --------------------------
                                                                2002           2001
                                                             -----------    -----------
OPERATING ACTIVITIES:
     Net loss ............................................   $  (177,563)   $  (843,622)
     Adjustments to  reconcile net loss to net
       cash used in operating activities:
          Depreciation ...................................        47,217         65,164
          Amortization of deferred compensation ..........        20,000              -
          Stock issued to consultant .....................        27,500              -
          Amortization of debt discount ..................        19,577              -
     Changes in operating assets
       Accounts receivable ...............................      (175,219)       201,861
       Inventory .........................................             -         13,883
       Other current assets ..............................       (38,330)       (34,132)
       Other assets ......................................             -        (23,334)
       Note receivable officer ...........................        10,682              -
       Accounts payable and accrued expenses .............      (170,016)        30,647
       Reserve funds payable .............................      (687,392)             -
                                                             -----------    -----------
     NET CASH USED IN OPERATING ACTIVITIES: ..............    (1,123,544)      (589,533)
                                                             -----------    -----------

INVESTING ACTIVITIES:
     Purchase / sales  of equipment, net .................       (12,025)       (22,860)
     Cash received from acquisition ......................     1,822,799              -
     Merger costs ........................................             -        (37,123)
     Due from related party ..............................             -        100,000
     Advances to Bristol Retail Solutions ................             -       (910,000)
                                                             -----------    -----------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .     1,810,774       (869,983)
                                                             -----------    -----------

FINANCING ACTIVITIES:
     Proceeds from convertible notes .....................       750,000              -
     Sale of common stock ................................             -        500,000
     Repayments from Synergex ............................        24,497          7,366
                                                             -----------    -----------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .       774,497        507,366
                                                             -----------    -----------

Net increase (decrease) in cash ..........................     1,461,727       (952,150)

Cash at beginning of year ................................        12,171      1,876,667
                                                             -----------    -----------

Cash at end of period ....................................   $ 1,473,898    $   924,517
                                                             ===========    ===========


Supplemental disclosures of cash flow information:
     Cash paid for interest ..............................   $         -    $         -
                                                             ===========    ===========
     Cash paid for taxes .................................   $         -    $         -
                                                             ===========    ===========

Non-cash disclosure:
     Common stock issued in connection with
     conversion of Convertible Note ......................   $   142,500    $         -
                                                             ===========    ===========

          See notes to accompanying consolidated financial statements.

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six month period ended January 31, 2002 are not necessarily indicative of the results to be expected for the year ended July 31, 2002. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-end July 31, 2001.

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

         The following table gives a summary of the acquisitions in financial terms:

         Purchase Price ...................................   $   540,000
         Acquisition Costs ................................        35,000
         Fair Value of Assets Acquired ....................    (1,976,733)
         Fair Value of Liabilities Assumed ................     2,421,758
                                                              -----------
         Goodwill .........................................   $ 1,020,025
                                                              ===========

         The detailed components consists of the following:

         Fair Value of assets acquired:

         Cash .............................................   $ 1,822,799
         Officers loan receivable .........................        96,798
         Property, plant and equipment ....................        55,530
         Other ............................................         1,606
                                                              -----------
                                                              $ 1,976,733
                                                              ===========

         Fair Value of liabilities assumed:

         Accounts payable .................................   $ 1,857,177
         Accrued expenses and customer deposits ...........       446,533
         Deferred tax payable .............................         7,010
         Corporate and payroll tax payable ................       111,038
                                                              -----------
                                                              $ 2,421,758
                                                              ===========

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

                                 Three Months          Six Months          Three Months          Six Months
                                     Ended                Ended                Ended                Ended
                                October 31, 2001     January 31, 2002     October 31, 2000     January 31, 2001
                                ----------------     ----------------     ----------------     ----------------
Net Sales ......................  $    558,060         $  1,747,919         $    237,726         $    358,179
Cost of Sales ..................       253,221              383,485              117,267              189,157
                                  ------------         ------------         ------------         ------------
Gross Profit ...................       304,839            1,364,434              120,459              169,022
General and Administrative .....     1,240,824            1,730,320              518,244            1,062,583
Research and Development .......        50,888              167,218              107,991              306,078
Depreciation ...................        28,528               51,203               43,778               73,861
Other Income ...................       117,153              (10,162)              (5,380)             (12,954)
Interest Income(net) ...........        26,566               47,015              (33,397)             (65,577)
                                  ------------         ------------         ------------         ------------
Total Costs and Expenses .......     1,463,959            1,985,594              631,236            1,363,991
Net Loss Before Tax ............    (1,159,120)            (621,159)            (510,777)          (1,194,969)
Federal and State Tax ..........      (147,000)                   -               (8,777)                   -
                                  ------------         ------------         ------------         ------------
Net Loss .......................    (1,306,120)            (621,160)            (519,554)          (1,194,969)
Preferred Stock Dividend .......        30,000               60,000                    -                    -
                                  ------------         ------------         ------------         ------------
Net Loss Applicable
to Common Shareholders .........  $ (1,336,120)        $   (681,160)        $   (519,554)        $ (1,194,969)
                                  ------------         ------------         ------------         ------------
Shares in Calculation ..........    13,827,734           16,211,883            6,580,068            7,780,068
                                  ============         ============         ============         ============
Net Loss Per Share .............  $       (.10)        $       (.04)        $       (.08)        $       (.15)
                                  ============         ============         ============         ============

4.       CONVERSION OF NOTES (SUBSEQUENT EVENT)

         In February 2002, the Company, received conversion notice from the Convertible Note holder to convert $75,000 of their respective note into Common Stock of the Company, resulting in the issuance of 335,182 shares.

5.       STOCKHOLDER'S EQUITY

         In November 2001 the Company received notice and converted $80,000 of the Convertible Note and issued 516,826 shares. In January 2002 the Company received notice and converted $45,000 of the Convertible Note and issued 276,453 shares.
The Company cancelled 100,000 shares that were previously issued in terms of a consulting agreement.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

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

         The following discussion and analysis should be read in conjunction with the financial information of the Company included herein and the notes thereto. Comparisons of the Company's results of operations below may be misleading due to the Company's recent acquisition of United Capturdyne Technologies, Inc. and subsequent change in business.

RESULTS OF OPERATIONS

         Since its inception in October 1995, the Company's efforts have been principally devoted to research, development and design of products, marketing activities and raising capital. As a result of the Company's acquisition of United Capturdyne Technologies, Inc. ("UCT") the Company is presently involved in supplying advanced transaction processing and account management software as well as other business in the financial service industry.

         For the three months ended January 31, 2002, product sales were $1,189,859 compared to $55,450 for the three months ended January 31, 2001 an increase of $1,134,409. For the six months ended January 31, 2002, product sales were $1,308,885 compared to$ 117,553 for six months ended January 31, 2001 an increase of $1,191,332. Sales have increased as result of the acquisition of UCT in October 2001.

         For the three months ended January 31, 2002, cost of sales amounted to $130,264 or 11% of sales as compared to $44,018 or 79% of sales for the three months ended January 31, 2001. The change in cost of sales is due to the Company's change in business. For the six months ended January 31, 2002 cost of sales amounted to $176,518 or 13% as compared to $58,576 or 50% of sales for the six months ended January 31, 2001. The change in cost of sales is due to the Company's change in business.

         General and administrative expense increased by $156,095 to $479,625 for the three months ended January 31, 2002 from $323,530 for the three months ended January 31, 2001. General and administrative expenses increased by $405,145 to $1,044,125 for the six months ended January 31, 2002 from $638,980 for the six months ended January 31, 2001. The increase in general and administrative expense was due to increased administrative and sales staff in connection with the UCT acquisition.

         Research and development expenses for the three months ended January 31, 2002 were $55,742 compared to $107,991 for the three months ended January 31, 2001 a decrease of $52,249. Research and development expenses for the six months ended January 31, 2002 were $119,708 compared to $267,380 for the six months ended January 31, 2001 a decrease of $147,672. This was due to the Company reducing its development staff. Research and development expenses incurred in the course of establishing technological feasibility of the Company's software applications have been charged to operations pursuant to Statement of Financial Accounting Standards SFAS No.86 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.

         Depreciation expense decreased $9,583 for the three months ended January 31, 2002 to $22,675 from $32,258 for the three months ended January 31, 2001. Depreciation expense decreased $17,947 for the six months ended January 31, 2002 to $47,217 from $65,164 for the six months ended January 31, 2001.

         Interest income (expense) net for the three months ended January 31, 2002 amounted to $(15,181) compared to $34,831 of net interest income for the three months ended January 31, 2001 a decrease of $50,012. Interest income net for the six months ended January 31, 2002 amounted to $(43,798) compared to $68,925 of interest income net for the six months ended January 31, 2001 a decrease of $112,723. The decrease in interest income was due to the Company's reduction in cash balances.

LIQUIDITY AND CAPITAL RESOURCES

         As of January 31, 2002, the Company had $1,473,898 in cash and cash equivalents. As of January 31, 2002 the Company had negative working capital of $202,065.

         Net cash used in operating activities increased by $534,011 to $1,123,544 for the six months ended January 31, 2002 as compared with $589,533 during the six months ended January 31, 2001. Net cash used in operating activities was primarily related to the Company's acquisition of UCT in October 2001.

         Net cash provided by (used in) investing activities during the six months ended January 31, 2002 and 2001 were $1,810,774 and $(869,983)
respectively an increase of $2,680,757. The increase is due to $1,822,799 advanced by UCT as a result of the acquisition.

         Net cash provided by financing activities during the six months ended January 31, 2002 and 2001 amounted to $774,497 and $507,366 respectively. For the six months ended January 31, 2002, the Company received proceeds of $750,000 from the issuance of two convertible notes.


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

ITEM 2.  Changes in Securities and Use of Proceeds

         On November 9, 2001, the Company filed a Registration Statement on Form S-3 registering shares of common stock underlying convertible notes and warrants issued to accredited investors for $750,000.

         On November 16, 2001, the Company issued an aggregate of 250,000 shares of its common stock to an individual pursuant to an Employment Agreement dated October 31, 2001. Under the agreement, the individual is to provide the Company with consulting services. The shares issued to the individual were exempt from registration under Section 4(2) of the Securities Act. The shares were subsequently registered under a registration statement on Form S-8. In February 2002, the Company cancelled 100,000 of these shares.

ITEM 5.  Other Information

         On November 12, 2001, the staff of The Nasdaq Stock Market Listing Qualifications Department notified the Company that the Company did not comply with either the minimum $2,000,000 net tangible assets or the minimum $2,500,000 stockholders equity requirement for continued listing as set forth in The Nasdaq Stock Market Marketplace Rules. The Company has appealed this decision and has requested a hearing with The Nasdaq Stock Market. A hearing has been tentatively scheduled for April 18, 2002. The delisting of the Company's securities will be stayed until a final determination can be made at the hearing.

         In February 2002 the Company received conversion notice from a holder of its 7% convertible notes. The holder converted an aggregate of $75,000 of their respective note and received an aggregate of 335,182 shares of the Company's common stock. The issuance of these shares was exempt from registration pursuant to Section 4(2) of the Securities Act.

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits required by item 601 of Regulation S-B. The following exhibits are filed as part of this report:

         Exhibit
         Number           Description
         -----  --------------------------------
         1.1    Form of Underwriting Agreement(1)
         2.1    Agreement and Plan of Merger with Bristol(2)
         3.1    Articles of Incorporation, as amended(1)
         3.15   Articles of Amendment(2)
         3.2    By-Laws(1)
         4.1    Form of Common Stock Certificate(1)
         4.4    Form of Representative's Warrants(1)
         4.5    7% Convertible Note issued to Alpha Capital(3)
         4.6    7% Convertible Note issued to Stonestreet Limited Partnership(3)
         4.7    Common Stock Purchase Warrant issued to Alpha Capital(3)
         4.8 Common Stock Purchase Warrant issued to Stonestreet Limited Partnership(3)
         4.9 Additional Common Stock Purchase Warrants issued to Gem Studio, Inc., Alpha Capital and Stonestreet Limited Partnership(4)
         10.1   Stock Option Plan(1)
         10.2 Form of Alpha Capital Stonestreet Limited Partnership Subscription Agreement(3)

-----------------------
(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-47715) as filed with and declared effective by the Commission on May 28, 1998.

(2) Filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-55638) as filed with and declared effective by the SEC on May 9, 2001.

(3) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on August 17, 2001.

(4) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended July 31, 2001.

         (b)      Reports on Form 8-K

         On December 14, 2001, the Company filed a current report on Form 8-K/A to provide required financial information in connection with the acquisition of UTC.

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

DATED:  March 15, 2002