Form 10QSB
period 2002-04-30
VOICEFLASH NETWORKS INC
filed 2002-06-06
CIK 1022959

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2002


[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________ to _________

                         Commission File Number: 0-24283

                        VOICEFLASH NETWORKS INCORPORATED
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its Charter)

          FLORIDA                                             65-0623427
-------------------------------                           ------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)


           6401 Congress Avenue, Suite 250, Boca Raton, Florida 33487
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 994-3223
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last Report.)

Check mark whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 18,874,178 shares of Common Stock as of June 3, 2002.

                                      INDEX


PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheet - April 30, 2002 (unaudited)              3

         Consolidated Income Statements for the Three Months
         and Nine Months Ended April 30, 2002 and 2001 (unaudited)            4

         Consolidated Statements of Cash Flows for the Nine
         Months Ended April 30, 2002 and 2001 (unaudited)                     5

         Notes to Consolidated Financial Statements (unaudited)               6

Item 2.  Management's Discussion and Analysis                                10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   12

Item 2.  Changes in Securities and Use of Proceeds                           13

Item 5.  Other Information                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                    15

                     VoiceFlash Networks, Inc. and Subsidiaries
                          (formerly Registry Magic, Inc.)
                            Consolidated Balance Sheet
                                    (Unaudited)

                                  April 30, 2002

                                      ASSETS

Current assets:
    Cash and cash equivalents                                      $  1,895,099
    Accounts receivable                                                  30,000
    Inventory                                                            14,340
    Note receivable                                                      50,741
    Receivable-officer                                                   92,450
    Prepaids and other                                                  447,950
                                                                  --------------
       Total current assets                                           2,530,580

Property and equipment, net                                             116,534
Note receivable                                                          46,954
Other assets                                                            283,706
Goodwill                                                              1,020,025
                                                                  --------------

                                                                  $   3,997,799
                                                                  ==============


                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                         $     403,873
    Dividends payable                                                   100,000
    Reserve funds payable                                             1,380,073
    Notes payable                                                       293,577
    Bank line of credit                                                 270,000
                                                                  --------------
       Total current liabilities                                      2,447,523

    Note payable-officer                                                217,500

Series A redeemable preferred stock, $.001 par value - 5,000,000
    shares authorized; 500,000 shares issued and outstanding          1,000,000

Stockholders' equity:
    Common stock, par value $.001 - 50,000,000 shares authorized,
       18,834,178 issued and outstanding                                 18,833
    Additional paid in capital                                       29,869,110
    Deferred compensation                                               (60,168)
    Subscription receivable                                            (281,500)
    Accumulated deficit                                             (29,213,499)
                                                                  --------------
       Total stockholders' equity                                       332,776
                                                                  --------------

                                                                  $   3,997,799
                                                                  ==============

           See notes to accompanying consolidated financial statements.

                                 VoiceFlash Networks, Inc. and Subsidiaries
                                       (formerly Registry Magic, Inc.)
                                        Consolidated Income Statement
                                                 (Unaudited)

                                                            Three months ended April 30,    Nine months ended April 30,
                                                         ----------------------------------------------------------------
                                                             2002            2001               2002            2001
                                                         -------------   -------------      --------------  -------------
Revenues                                                 $  1,293,994    $     33,426       $   2,602,879   $    150,978
                                                         -------------   -------------      --------------  -------------

Costs and expenses:
    Cost of services                                          118,176          10,200             294,694         64,258
    General and administrative expenses                       735,248       2,085,327           1,899,078      2,980,204
    Depreciation                                               22,875          33,137              70,092         98,301
    Interest (income) expense, net                            (28,856)        (10,002)             10,024        (62,927)
    Loss on repurchase of convertible notes                    75,000               -              75,000              -
                                                         -------------   -------------      --------------  -------------
                                                              922,443       2,118,662           2,348,888      3,079,836
                                                         -------------   -------------      --------------  -------------

Net income (loss)                                             371,551      (2,085,236)            253,991     (2,928,858)

Preferred stock dividend                                       30,000               -              90,000              -
                                                         -------------   -------------      --------------  -------------
Net income (loss) applicable to common stockholders      $    341,551    $ (2,085,236)      $     163,991   $ (2,928,858)
                                                         =============   =============      ==============  =============


Net income ( loss) per common share:
    Basic                                                $       0.02    $      (0.32)      $        0.01   $      (0.50)
                                                         =============   =============      ==============  =============

    Diluted                                              $       0.02    $      (0.32)      $        0.01   $      (0.50)
                                                         =============   =============      ==============  =============

Weighted average number of common shares
  outstanding - basic                                      17,214,576       6,570,128          15,396,632      5,891,408
Potential dilutive common shares                            1,743,910               -           1,832,248              -
                                                         -------------   -------------      --------------  -------------

Weighted average number of common and common equivalent
shares outstanding assuming dilution- diluted              18,958,486       6,570,128          17,228,880      5,891,408
                                                         =============   =============      ==============  =============





                                   See notes to accompanying consolidated financial statements.
                                                                4

                               VoiceFlash Networks, Inc. and Subsidiaries
                                   (formerly Registry Magic, Inc.)
                                Consolidated Statements of Cash Flows
                                            (Unaudited)
                                                                                   For the nine months ended April 30,
                                                                                   -----------------------------------
                                                                                        2002               2001
                                                                                   ---------------    ----------------
OPERATING ACTIVITIES:
     Net income (loss)                                                             $      163,991     $    (2,928,858)
     Adjustments to  reconcile net income (loss) to net
       cash used in operating activities:
          Depreciation                                                                     70,092              98,301
          Amortization of deferred compensation                                            88,302                   -
          Amortization of debt discount                                                    25,577                   -
          Bad debt expense                                                                 19,129                   -
          Stock compensation to consultants                                                27,500           1,458,515
          Loss on repurchase of convertible notes                                          75,000                   -
     Changes in operating assets
       Accounts receivable                                                                (17,060)            206,566
       Inventory                                                                          (14,340)             13,377
       Advances-officer                                                                   (92,450)                  -
       Prepaids and other current assets                                                 (437,765)            (18,268)
       Other assets                                                                      (266,262)            (38,358)
       Accounts payable and accrued expenses                                               90,605              10,282
       Dividend payable                                                                    90,000                   -
       Reserve funds payable                                                            1,380,073                   -
                                                                                   ---------------    ----------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:                          1,202,392          (1,198,443)
                                                                                   ---------------    ----------------

INVESTING ACTIVITIES:
     Purchase of equipment                                                                (70,406)            (50,686)
     Advances to discountinued subsidiaries                                                     -          (1,919,945)
                                                                                   ---------------    ----------------
       NET CASH USED IN INVESTING ACTIVITIES                                              (70,406)         (1,970,631)
                                                                                   ---------------    ----------------

FINANCING ACTIVITIES:
     Proceeds from convertible notes                                                      750,000                   -
     Repayment of convertible notes                                                      (574,000)                  -
     Proceeds from notes                                                                  175,000                   -
     Payment of notes                                                                    (192,002)                  -
     Sale of common stock                                                                 300,000           1,630,663
     Bank line of credit                                                                  270,000                   -
     Payments from note receivable                                                         21,944                   -
                                                                                   ---------------    ----------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                750,942           1,630,663
                                                                                   ---------------    ----------------
Net increase (decrease) in cash                                                         1,882,928          (1,538,411)

Cash at beginning of year                                                                  12,171           1,876,667
                                                                                   ---------------    ----------------

Cash at end of period                                                              $    1,895,099     $       338,256
                                                                                   ===============    ================

Supplemental disclosures of cash flow information:
     Cash paid for interest                                                        $       22,000     $             -
                                                                                   ===============    ================
     Cash paid for taxes                                                           $            -     $             -
                                                                                   ===============    ================

Non-cash disclosure:
     Common stock issued in connection with conversion of Convertible Note         $      207,500     $             -
                                                                                   ===============    ================



                               See notes to accompanying consolidated financial statements.
                                                        5

PART I. FINANCIAL INFORMATION- Notes to Consolidated Financial Statements (unaudited)

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine month period ended April 30, 2002 are not necessarily indicative of the results to be expected for the year ended July 31, 2002. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Company's Annual Report on Form 10-KSB for the year-end July 31, 2001.


RECENT ACCOUNTING DEVELOPMENTS.

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company has adopted this standard.

         In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-lived Assets". SFAS 144 superceded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction". SFAS 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The Company has not yet determined the effect SFAS 144 will have on its financial position or results of operations in future periods.

ACQUISITION

         The Company completed the acquisition of United Capturdyne Technologies, Inc. ("UCT") in October 2001. UCT's product line is designed to accommodate a broad spectrum of needs encountered both at the point-of-sale and on the Internet. Pursuant to the purchase agreement VoiceFlash issued 1,200,000 shares (the "acquisition shares") of restricted common stock valued at $540,000 (market value of $ 0.50 per share at date of agreement, less a 10% discount due to restrictive nature of stock) to UCT. The Company has agreed to assist in the registration of the resale of the acquisition shares with the Securities and Exchange Commission.

         The following table gives a summary of the acquisitions in financial terms:

         Purchase Price                                           $     540,000
         Acquisition Costs                                               35,000
         Fair Value of Assets Acquired                               (1,976,733)
         Fair Value of Liabilities Assumed                            2,421,758
                                                                  --------------
         Goodwill                                                 $   1,020,025
                                                                  ==============

         The detailed components consist of the following:

         Fair Value of assets acquired:

         Cash                                                     $   1,822,799
         Officers loan receivable                                        96,798
         Property, plant and equipment                                   55,530
         Other                                                            1,606
                                                                  --------------
                                                                  $   1,976,733
                                                                  ==============

         Fair Value of liabilities assumed:

         Accounts payable                                         $   1,857,177
         Accrued expenses and deposits                                  446,533
         Deferred tax payable                                             7,010
         Corporate and payroll tax payable                              111,038
                                                                  --------------
                                                                  $   2,421,758
                                                                  ==============

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

                                Three months               Three months           Nine months           Nine months
                                    ended                      ended                 ended                 ended
                               April 30, 2002             April 30, 2001        April 30, 2002        April 30, 2001
                               --------------             --------------        --------------        --------------

Revenues                         $ 1,293,994                  $ 606,978           $ 3,041,913             $ 965,156

Costs and expenses:
Cost of services                     118,176                     94,384               501,661               279,023
General and
administrative                       735,248                  2,227,754             2,482,155             3,570,877
Depreciation                          22,875                     35,449                74,079               109,310
Other                                 65,000                     15,402               123,974               (33,470)
Interest, net                        (18,856)                   (11,460)               82,877               (11,064)
                               --------------             --------------        --------------        --------------
Total expenses                       922,443                  2,361,529             2,763,085             3,914,676
                               --------------             --------------        --------------        --------------

Net income (loss)                    371,551                 (1,754,551)             (222,833)           (2,949,520)

Preferred stock
dividend                              30,000                          -                90,000                     -
                               --------------             --------------        --------------        --------------

Net income (loss)
applicable to
common shareholders                $ 341,551               $ (1,754,551)           $ (312,833)         $ (2,949,520)
                               ==============             ==============        ==============        ==============
Shares in
calculation                       19,180,071                  6,570,128            17,444,944             5,891,408
                               ==============             ==============        ==============        ==============
Net income (loss)
per share                             $ 0.02                    $ (0.27)              $ (0.02)              $ (0.66)
                               ==============             ==============        ==============        ==============

                                                            8

4.       SEGMENT INFORMATION

     The Company has two reportable segments, tranaction services and voice recognition. The following table sets forth operating segment information:

                                      Three Months          Three Months            Nine Months           Nine Months
                                             Ended                 Ended                  Ended                 Ended
                                    April 30, 2002        April 30, 2001         April 30, 2002        April 30, 2001
                                    --------------        --------------         --------------        --------------
Revenues:
    Transaction
    services                      $      1,293,994      $              -      $       2,602,879      $              -
    Voice recognition                                             33,426                      -               150,978
                                  -----------------     -----------------     ------------------     -----------------
Total revenues                           1,293,994                33,426              2,602,879               150,978
                                  -----------------     -----------------     ------------------     -----------------
Cost of services:
    Transaction
    services                               118,176                     -                294,694                     -
    Voice recognition                                             10,200                                       64,258
                                  -----------------     -----------------     ------------------     -----------------
Total cost of services                     118,176                10,200                294,694                64,258
                                  -----------------     -----------------     ------------------     -----------------
Segment profit:
    Transaction
    services                             1,175,818                     -              2,308,185                     -
    Voice recognition                                             23,226                                       64,258
                                  -----------------     -----------------     ------------------     -----------------
Total segment profit:                    1,175,818                23,226              2,308,185                86,720
                                  -----------------     -----------------     ------------------     -----------------
    General and
    administrative
    expenses                               735,248             2,085,327              1,899,078             2,980,204
    Depreciation                            22,875                33,137                 70,092                98,301
    Interest (income)
    expense, net                          (28,856)              (10,002)                 10,024              (62,927)
    Loss on repurchase
    of convertible notes                    75,000                     -                 75,000                     -
                                  -----------------     -----------------     ------------------     -----------------
Net income (loss)                          371,551           (2,085,236)                253,991            (2,928,858)

Preferred stock dividend                    30,000                     -                 90,000                     -
                                  -----------------     -----------------     ------------------     -----------------
Net income (loss)
applicable to common
stockholders                      $        341,551      $     (2,085,236)     $         163,991      $     (2,928,858)
                                  =================     =================     ==================     =================

5.       BANK LINE OF CREDIT

         On February 5 2002, the Company secured a revolving bank line of credit (the "credit facility"). Under the terms of the credit facility, the Company may from time to time borrow up to $ 300,000, which is payable under demand. The Company has pledged certain assets of the Company as collateral for the credit facility and corresponding promissory note. Interest is payable monthly and the interest rate is the bank's floating prime rate. As of April 30, 2002 the Company had borrowed $ 270,000 under the credit facility.

6.       STOCKHOLDER'S EQUITY

         On February 2, 2002, the Company satisfied a conversion request by issuing 347,295 shares of common stock to a holder of $ 65,000 in principal amount of convertible notes. On March 7, 2002 the Company sold 375,000 common shares to an officer of the Company for a $ 97,500 promissory note, pursuant to an employment agreement. On March 7, 2002 the Company agreed to issue warrants to purchase common stock to the Company's two outside directors. Each director received three year warrants to purchase 75,000 shares of common stock at an exercise price of $ 0.26 a share, vesting over one year. On March 15, 2002, the Company sold 1,200,000 shares of common stock and 1,000,000 warrants (exercisable at $ 0.30 per share commencing 150 days after March 15, 2002 and expiring on March 15, 2007) for $300,000.

         In accordance with an Agreement of Redemption dated as of March 18, 2002, the Company repurchased $ 538,100 of Convertible Notes plus $ 22,000 of unpaid interest for $ 300,000 cash, 800,000 common shares, 222,534 warrants (exercisable at $ 0.30 per share commencing 150 days after March 15, 2002 and expiring on March 15, 2007) and $176,000 note. The Company recognized a $ 75,000 loss and $160,000 increase in equity resulting from the repurchase of these Convertible Notes. The $176,000 in principal amount of Notes have a maturity date of May 15, 2002 and require the payment of interest at a rate of 2% per month if the notes are not repaid in full. The Company is in discussions with the holders of the notes regarding an extended maturity date.


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

         The following discussion and analysis should be read in conjunction with the financial information of the Company included herein and the notes thereto. Comparisons of the Company's results of operations below may be misleading due to the Company's October 2001 acquisition of United Capturdyne Technologies, Inc. and related changes in the business.

RESULTS OF OPERATIONS

         In October 2001 the Company acquired all of the issued and outstanding shares of United Capturdyne Technologies, Inc. ("UCT"). UCT is a 12 year old financial service provider engaged in supplying advanced transaction processing and management software to clients. Approximately 95% of UCT's revenues are generated from automatic clearinghouse ("ACH") transaction processing. Prior to the acquisition of UCT and since its inception in October 1995, the Company's efforts had been principally devoted to research, development and design of products and the commercialization of technology products.

         For the three months ended April 30, 2002, revenues were $ 1,293,994 as compared to $ 33,426 for the three months ended April 30, 2001, an increase of $1,260,568. For the nine months ended April 30, 2002, revenues were $ 2,602,879 compared to $ 150,978 for nine months ended April 31, 2001 an increase of $ 2,451,901. UCT represents approximately 99% and 98% of the Company's revenues for the nine months and three months ended April 30, 2002, respectively. The increase in revenues is a result of the acquisition of UCT in October 2001.

         For the three months ended April 30, 2002, cost of services was $ 118,176 or 9% of sales as compared to $ 10,200 or 31% of sales for the three months ended April 30, 2001. For the nine months ended April 30, 2002 cost of services was $ 294,694 or 11% as compared to $ 64,258 or 43% of sales for the nine months ended April 30, 2001. The change in the relative cost of services is due to the Company's change in business.

         For the three months ended April 30, 2002, general and administrative expenses were $ 735,248 compared to $ 2,085,327 for the three months ended April 30, 2001, a decrease of $ 1,350,079 or 65%. For the nine months ended April 30, 2002, general and administrative expenses were $ 1,899,078 compared to $ 2,980,204 for the nine months ended April 30, 2001, a decrease of $ 1,081,126 or 36%. The decrease in general and administrative expense was a result of a cost reduction program which included significant staff and administrative reductions at the beginning of the fiscal year.

         For the three months ended April 30, 2002, depreciation expense was $ 22,875 compared to $ 33,137 for the three months ended April 30, 2001, a decrease of $ 10,262. For the nine months ended April 30, 2002, depreciation expense was $ 70,092 compared to $98,301 for the nine months ended April 30, 2001, a decrease of $ 28,209. The decrease is primarily attributable to the full depreciation of equipment during the year.

         For the three months ended April 30, 2002, interest (income) expense net was $ (28,856) compared to $ (10,002) for the three months ended April 30, 2002. For the nine months ended April 30, 2002, interest (income) expense net was $ 10,024 compared to $ (62,927), a net increase of $ 72,951. The net increase in interest expense was due to a decrease in invested cash in 2002. In addition, the Company recognized a $ 75,000 loss on the repurchase of Convertible Notes during the three months ended April 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         As of April 30, 2002, the Company had $ 1,895,099 in cash and cash equivalents. As of April 30, 2002 the Company had stockholders' equity of $ 332,776 and a working capital of $ 83,057. The Company believes that cash generated from operations will provide sufficient working capital for the foreseeable future.

         For the nine months ended April 30, 2002, net cash provided by operating activities was $ 1,202,392 compared to net cash used in operating activities of $ 1,198,443 for the nine months ended April 30, 2001, an increase of $ 2,400,835. The increase in net cash provided by operating activities was primarily related to the $ 3,095,469 improvement in net income (a $ 163,991 net income for the nine months ended April 30, 2002 from a $ 2,928,858 net loss for the nine months ended April 30, 2001) resulting from the Company's cost reduction program and the acquisition of UCT in October 2001. For the nine months ended, the Company generated $ 1,380,073 in reserve funds payable, which serve as security against balances owed or incurred.

         For the nine months ended April 30, 2002, net cash used in investing activities was $ 70,406 compared to net cash used in investing activities of $ 1,970,631 for the nine months ended April 30, 2001, a decrease of $ 1,900,225. The decrease is due to a decrease in advances to discontinued subsidiaries.

         For the nine months ended April 30, 2002, net cash provided by financing activities was $ 751,942 compared to net cash provided by financing activities of $ 1,630,663 for the nine months ended April 30, 2001, a decrease of $ 878,721. The decrease is primarily due to a $ 1,330,663 decrease in the sale of stock and the $ 192,002 repayment of notes offset by a $270,000 advance on a bank line of credit, $ 175,000 of proceeds from promissory notes and a $ 176,000 net increase in convertible notes. The Company has explored and anticipates continuing to explore credit facilities and debt instruments that will provide the Company with longer term or more cost efficient capital.


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

         The Company is also involved in three other litigation matters. In an action in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida (Victor Go vs. VoiceFlash Networks, Inc. and Lawrence Cohen, Case No. CA01-08787) a former employee of the Company is seeking unspecified damages based upon certain promises allegedly made in connection with the former employee's relocation. The Company believes that this action is without merit and is vigorously defending this case and has asserted affirmative defenses and counterclaims.

         In an action in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida (John Falcone vs. VoiceFlash Networks, Inc. and Lawrence Cohen, Case No. CA01-9621AG), filed on September 19, 2001, a former employee of the Company has claimed that the Company breached his employment contract, for which he is seeking unspecified damages. The Company maintains that the former employee resigned, and in any event that the former employee was properly terminated for cause. In addition, the former employee has also claimed that he sold the Company certain assets for which he was not compensated, as promised and is seeking in excess of $ 2 million of damages from these alleged promises. The Company believes that both of these claims are without merit and is vigorously defending these cases. The Company has also asserted counterclaims against the former employee for fraud and breach of employment duties. An evaluation of the likelihood of the outcome of this matter cannot be made at this time.

         On November 8, 2001, Comdisco, Inc. filed an action in the Circuit Court of Cook County, Illinois (Comdisco v. Telecenter, Inc. and Voiceflash Networks, Inc.) against for breach of a lease agreement. Comdisco is alleging that the Company is a guarantor of Telecenter's obligations under the lease, which, including alleged damages and fees. The plaintiff is seeking an aggregate of approximately $97,000 of lease payments, and currently unspecified attorneys fees, costs and interest. The Company believes that this action is without merit and is defending itself vigorously and has filed an Answer, Affirmative Defenses, Counterclaim, and Third-Party Claim. An evaluation of the likelihood of success in this matter cannot be made at this time.


ITEM 2.           Changes in Securities and Use of Proceeds

         On February 2, 2002, the Company satisfied a conversion request by issuing 347,295 shares of common stock to a holder of $ 65,000 in principal amount of convertible notes (the "$ 65,000 Convertible Note Conversion"). On March 7, 2002 the Company sold 375,000 common shares to an officer of the Company for a $ 97,500 promissory note, pursuant to an employment agreement. On March 15, 2002, the Company sold 1,200,000 shares of common stock and 1,000,000 warrants (exercisable at $ 0.30 per share commencing 150 days after March 15, 2002 and expiring on March 15, 2004) for $ 300,000.

         In accordance with an Agreement of Redemption dated as of March 18, 2002, the Company repurchased $ 538,100 of Convertible Notes plus $ 22,000 of unpaid interest for $ 300,000 cash, 800,000 common shares, 222,534 warrants (exercisable at $ 0.30 per share commencing 150 days after March 15, 2002 and expiring on March 15, 2007) and $176,000 note (the "$ 538,100 Convertible Note Repurchase").

         The Company believes the $ 65,000 Convertible Note Conversion and the $ 538,100 Convertible Note Repurchase were exempt from the registration requirements of the Securities Act pursuant to Section 3(a)(9) of the Securities Act. The exchanges were between the Company and existing security holders and no commissions or other remuneration was paid or given directly for soliciting such exchange.

         Except as more specifically described above, each issuance of securities described in this Item 2 was believed to be exempt from registration under the Securities Act by virtue of Section 4(2) thereof and Regulation D as transactions not involving a public offering. Each investor represented its status as an accredited investor at the time of the issuance and its intention to acquire the securities for investment purposes only and not with a view to distribute them. Appropriate legends were affixed to the securities and the investor had access to information about the Company.


ITEM 5.  Other Information

         On March 29, 2001, the staff of The Nasdaq Stock Market Listing Qualifications Department notified the Company that, effective May 8, 2002 the Company would be delisted because it did not comply with either the minimum $ 2,000,000 net tangible assets or the minimum $ 2,500,000 stockholders equity requirement, as set forth in The Nasdaq Stock Market Marketplace Rules.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits required by item 601 of Regulation S-B. The following exhibits are filed as part of this report:

         Exhibit
         Number        Description
         --------      -----------
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

         4.8 Common Stock Purchase Warrant issued to Stonestreet Limited Partnership(3)
         4.9 Additional Common Stock Purchase Warrants issued to Gem Studio, Inc., Alpha Capital and Stonestreet Limited Partnership(4)
         10.1          Stock Option Plan(1)
         10.2 Form of Alpha Capital Stonestreet Limited Partnership Subscription Agreement(3)
         10.3 Credit Facility Between Voiceflash Networks, Inc., Value Stream Systems, Inc. and United Capturdyne Technologies, Inc. (the "Borrowers") and First Union National Bank(5)
-----------------------
(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-47715) as filed with and declared effective by the Commission on May 28, 1998.
(2) Filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-55638) as filed with and declared effective by the SEC on May 9, 2001.
(3) Filed as an exhibit to the Company's Current Report on Form 8-K filed with the Commission on August 17, 2001. (4) Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended July 31, 2001. (5) Filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended April 30, 2002.

         (b)  Reports on Form 8-K

              None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       VoiceFlash Networks Incorporated

                                       By: /s/ Robert Kaufman
                                           -------------------------------------
                                           Robert J. Kaufman,
                                           Chief Executive Officer and President


                                       By: /s/ Thomas C. Teper
                                           -------------------------------------
                                           Thomas Teper,
                                           Chief Financial Officer and Executive
                                           Vice President

DATED: June 6, 2002