Form 10KSB
period 2002-07-31
VOICEFLASH NETWORKS INC
filed 2002-10-22
CIK 1022959

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                         COMMISSION FILE NUMBER 0-24283

                        VOICEFLASH NETWORKS INCORPORATED
                         D/B/A THE DATAFLASH CORPORATION
                 (Name of Small Business Issuer in Its Charter)

                 FLORIDA                                      65-0623427
     -------------------------------                     -------------------
       (State or Other Jurisdiction of                     (I.R.S. Employer
        Incorporation or Organization)                      Identification No.)

                         6401 CONGRESS AVENUE, SUITE 250
                            BOCA RATON, FLORIDA 33487
                            -------------------------
               (Address of Principal Executive Offices)(Zip Code)

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

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                         COMMON STOCK PURCHASE WARRANTS
                    ----------------------------------------
                                (Title of Class)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

State registrant's revenues for the year ended July 31, 2002 were $4,227,923.

State the aggregate market value of the voting stock held by non-affiliates of the registrant on October 15, 2002 computed by reference to the closing bid price of the VoiceFlash Networks Incorporated Common Stock as reported by OTCBB on that date $5,662,253.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares outstanding of the registrant's Common Stock, par value $.001 per share (the "Common Stock"), as of October 20, 2002, was 18,874,178.

Transitional Small Business Disclosure Format (check one):    Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

INTRODUCTION


          VoiceFlash Networks, Inc. (D/B/A "The DataFlash Corporation" or the "Company") was incorporated in Florida on October 11, 1995 and was originally organized to design, develop, commercialize and market proprietary products and services in speech recognition technologies. Subsequently, the Company began to develop proprietary products and services in wireless area networks technologies. The Company's products and services generated limited sales in both speech recognition and wireless technologies and the Company was unable to successfully create a substantial market. In an effort to establish distribution capacity for its technologies, the Company sought a business combination with Bristol Retail Solutions, Inc., a major distributor of point-of-sale equipment.

         In November 2000, the Company announced the execution of a merger agreement with Bristol Retail Solutions, Inc. and, as of June 29, 2001, Bristol Retail Solutions merged into a wholly owned subsidiary of the Company.

         The Company had incurred significant losses from inception and continued to incur substantial losses. On July 7, 2001, the Company elected to discontinue certain of its business operations. See "Discontinued Operations" below, for more information about the Company's former businesses.

         In fiscal 2002, the Company's primary business focus shifted from a technology development company to a financial service company. On October 19, 2001, the Company acquired United Capturdyne Technologies, Inc. ("UCT"), a supplier of advance transaction processing and account management software for enterprise retail and service oriented commercial clients. Under the terms of the agreement, the Company acquired all of the issued and outstanding shares of UCT in exchange for 1.2 million restricted shares of the Company's common stock. On December 10, 2001 the Company incorporated, Value Stream Systems, Inc. ("VSS") to market, sell and service pre-paid (stored value) and debit card products to consumer markets.

STRATEGY


         Since October 2001, the Company, through its subsidiaries, develops and markets proprietary transaction processing products and services to traditional retail and e-commerce merchants in North America. The Company offers a variety of e-commerce technologies to its merchant clients, such as Automated Clearing House (ACH), check processing and customized electronic payment software. The Company plans to market pre-paid Mastercard(TM) and Visa(TM) card products to a variety of clients, including company payroll programs, college students, people with poor credit or with no access to a checking account. The Company plans to be at the forefront of developing value added technological enhancements to better service its merchant clients and stored value members.


PRINCIPAL PRODUCTS AND SERVICES

Advanced Transaction Processing and Customized Electronic Payment Software for Commercial Businesses.

         Currently, the Company's primary source of revenue is service fees for processing payments through the automated clearing house network (the "ACH Network"). For the year ended July 31, 2002, approximately 93% of the Company's revenues were generated from ACH transactions.

         The ACH Network provides for the inter-bank clearing of electronic payments for participating depository financial institutions. The American Clearing House Association, the United States Federal Reserve, the Electronic Payments Network and Visa act as central clearing facilities ("ACH Operators") through which participating depository financial institutions ("Financial Institutions") transmit or receive ACH entries on behalf of their clients ("Originators"). The Company's subsidiary, UCT, has entered into arrangements with a number of Financial Institutions pursuant to which UCT is able, on behalf of an Originator, to submit and receive ACH entries directly to and from an ACH Operator. UCT is commonly referred to as a Servicer.

         Although the Originator's right to use the ACH Network is governed by a contract between the Financial Institution and the Originator, the Company offers its customers the ability to process ACH transactions without having to deal directly with a Financial Institution on a day to day basis.

Electronic Payment Software Services


         The Company also provides customized electronic payment software and proprietary transaction processing engines which provides merchants the ability to accept a variety of electronic payments. To date, the marketing of customized electronic payment software services has been limited. For the year ended July 31, 2002, only 1% of the Company's revenues were generated from software services.


         The Company's customized electronic payment software products and functionality of each product is as follows:

         CHECKMAX(TM). CHECKMAX(TM) is an automatic clearinghouse. The Company is currently providing services to fulfillment centers and mail order companies. The Company's technology facilitates all aspects of the collection and payment process without a physical paper check ever being mailed. By processing check orders electronically, the fulfillment center can fill orders faster, and the immediate debiting of the check or savings account significantly reduces the number of returns for reasons of non-sufficient funds or accounts closed.

         ACCOUNTMAX(TM). ACCOUNTMAX(TM) allows businesses to manage any type of customer file. Property management companies and leasing companies can utilize the Account Max software to manage their customer base, provide frequent shopping programs, fleet cards, electronic gift certificates, effect payments and facilitate collection activity where necessary.

         TRANSMAX(TM). TRANSMAX(TM) is a software switching program that allows companies to accept credit card payment with a point of sale terminal and track all credit card activity related to each customer account.

         INTERMAX(TM). INTERMAX(TM)is a complete Internet billing service. This program provides the ability to accept any method of payment for monthly service access to the Internet.

         SHARED ON-LINE RENTAL NETWORK. This program allows companies to use car rental companies, airline and baggage departments to access the negative file of an individual.

Pre-Paid (Stored Value), Credit, Debit and Similar Card-Based Products and Services Offered to Consumers and Commercial Markets.

         Leveraging the Company's back office operations, on December 10, 2001 the Company formed Value Stream Systems, Inc. to market, sell and service pre-paid (stored value), debit, credit and other similar card products to consumer and commercial markets (the "Card Business"). Revenues are generated from initial card sales (competitive card sales range from $8 to $40 per card) and on-going cardholder transaction and load fees.

         To date, the Company's marketing of card programs has been limited to pre-paid (stored value) cards in test markets. For the year ended July 31, 2002, only 5% of the Company's revenues were generated from the sale and services of pre-paid (stored value) card products.


         The Company believes pre-paid (stored value) card products have a broad appeal to consumers in many demographic groups. The Company plans to market pre-paid (stored value) card-based products to a wide variety of commercial and consumer markets, including:


o Un-banked and credit impaired (consumers with poor credit or with no access to a checking account)
o        Company payroll programs
o        College students
o        Consumers with fixed disposable income
o        Person-to-person money transfers
o        Security conscious consumers
o        Internet shoppers
o        Retail gift programs
o        Travel oriented consumers
o        Reward and incentive programs

         The Company is working with a number of marketers and commercial enterprises to launch several marketing programs primarily in the U.S. Markets during fiscal 2003.


ACH TRANSACTION CUSTOMERS & MARKETING

         The Company provides ACH services to in excess of 80 entities none of which accounts for more than 10% of the Company's annual revenues. The Company believes that many of its customers view the ACH transaction services offered by UCT as a relatively quick and efficient means of collecting payment for services or products from geographically remote consumers, especially consumers with limited access to credit.


         The Company's target audience includes:

o Businesses that are not large enough to cost efficiently develop ACH processing expertise or relationships with Financial Institutions;
o Businesses that are seeking to collect one or a limited number of ACH payments from a large number of clients; and
o Businesses that are seeking to collect payments from clients with limited access to credit.

         The Company believes that substantially all of UCT's customers market their products or services to consumers through telemarketing, the internet and/or direct mailings.

         To date, most of UCT's customers have been acquired through referrals. The Company has a sales manager to sell its products and services to enterprises and independent third party sales organizations ("ISO's"). The Company intends to hire additional sales and business development executives with established relationships to generate ACH sales and market the Company's services and products.

ACH BUSINESS SUPPLIERS


         With respect to the Company's ACH Business, the Company believes its principal suppliers are various Financial Institutions that provide access to the ACH Network (the "Financial Institution Suppliers"). As of October 10, 2002 the Company had established servicing relationships with three Financial Institutions and was in the process of developing a fourth relationship.


         As required by the ACH Network rules, the Company has entered into agreements with the Financial Institutions that prescribe, among other things:

         *    How ACH entries may be submitted to an ACH Operator;
         *    For whom ACH entries may be submitted; and
         *    The proper documentation of ACH transactions.

         The Company has developed a number of business practices to assist it in identifying customers that have business practices that are consistent with the Company's obligations to its Financial Institution suppliers, government and NACHA regulations. To date the Company believes is has complied with all the material terms of its Financial Institution Supply Agreements.

         The Company believes its experience and reputation in the ACH transaction business has assisted it to develop and retain relationships with Financial Institutions. The Company does not believe that the loss of any one supply relationship would materially affect its business.

ACH BUSINESS PROPRIETARY RIGHTS

         The Company believes that UCT developed and has the exclusive proprietary right to use the software applications it utilizes to prepare ACH transfer instructions, interface with the ACH Network and otherwise provide ACH transaction services. The Company has developed proprietary customer lists and methods of doing business which it attempts to protect through a combination of confidentiality and non-compete provisions which are contained in the various employment agreements the Company has entered into. There can be no assurance that such contractual provisions will prevent third parties or former employees from obtaining or using information that the Company considers proprietary.

ACH TRANSACTION SERVICING COMPETITION

         The businesses and markets in which the Company operates is a highly competitive industry.

         In the ACH transaction services business, the Company believes it faces competition from Financial Institutions and other Servicers, including companies such as Global E Telecom, ACH Direct and ACH Processing Co. In addition to these relatively large competitors, the Company believes the ACH transaction services business is relatively fragmented and, accordingly, the Company faces competition from many relatively small Servicers. The Company believes certain of the industry's small Servicers may be its most formidable competition for target customers since they can more readily modify their marketing efforts and operations to respond to perceived opportunities.

         The Company attempts to distinguish its services from the ACH transfer services offered by Financial Institutions and other Servicers by striving to:

         * Provide Servicing on more flexible financial terms than certain competitors; and
         *    Provide Servicing to small, often noninstitutional customers.

         Many of our competitors have substantially greater financial, technical, personnel and other resources than the Company and have established reputations as credit worthy institutions. Similarly, many of the Company's competitors have superior means or rights to access or utilize the ACH Network.

NACHA REGULATION

         The ACH Network is governed by rules promulgated by the National Automated Clearing House Association ("NACHA"). NACHA regulates, among other things, who is able to utilize the ACH Network, the rights, privileges, duties and obligations of an Originator and a Financial Institution participating in the ACH Network, how ACH entries are submitted to ACH Operators, and the documentation required from a consumer to initiate a debit from their bank account. Although the Company and most other Servicers are not directly subject to NACHA regulation, the Company's suppliers, and the Financial Institutions, are required by NACHA to impose certain duties and obligations upon any third party they grant the right to access the ACH Network. As a result, the Company and other Servicers are indirectly subject to regulation by NACHA.

         The Company has developed practices and procedures to assist it to stay abreast of NACHA regulations and changes in the ACH industry. In addition to internal compliance efforts, the Company is an associate member of EastPay, a not for profit association which provides training, education, and consulting services with respect to ACH transactions.

         The Company believes NACHA regulations currently limit access to the ACH Network by some of the Company's potential competitors, such as Servicers without established relationships with Financial Institutions. However, the Company also believes that changes in the NACHA regulations could have an adverse or negative impact upon the Company's business model. For instance, if NACHA promulgated rules that materially restricted the Company's right or ability to submit ACH entries directly to ACH Operators, the Company's business could be adversely affected.

GOVERNMENT REGULATION

         Various aspects of the Company's businesses and the business of the Company's primary suppliers and customers are subject to federal and state regulations. The Company's failure or the Company's suppliers' or customers' failure to comply with any applicable laws and regulations could result in restrictions on the Company's right or ability to provide products and services, as well as the imposition of civil fines and/or criminal penalties.

         Many of the Company's customers utilize teleservices to market their products and/or services. Teleservice sales practices are regulated at both the federal and state level. The Telephone Consumer Protection Act, which was enacted in 1991, authorized and directed the Federal Communications Commission (the "FCC") to enact rules to regulate the telemarketing industry. In December of 1992, the FCC enacted rules, which place restrictions on the methods and timing of telemarketing sales calls.

         The Federal Telemarketing Consumer Fraud and Abuse Act of 1994 (the "TCFAA") authorizes the Federal Trade Commission (the "FTC") to issue regulations designed to prevent deceptive and abusive telemarketing acts and practices. The FTC issued its Telemarketing Sales Rule (the "Sales Rule"), which went into effect in January 1996. This Sales Rule applies to most direct teleservice telemarketing calls and certain operator teleservices telemarketing calls and generally prohibits a variety of deceptive, unfair or abusive practices in telemarketing sales. In addition to federal legislation and regulation, there are numerous state statutes and regulations governing telemarketing activities. The Company believes that it could be adversely impacted if any federal or state regulations were enacted that materially restricted or impaired the Company's customers' ability to market or accept orders for products or services telephonically.

         The debt collection services and activities of the Company and the Company's customers are subject to the Fair Debt Collection Practices Act and state collections statutes and licensing requirements.

         Although the Company does not believe it is directly subject to the provisions of Regulation E promulgated by the Federal Reserve board, the Company believes that the Financial Institutions that provide it access to the ACH Network are subject to Regulation E. Regulation E governs electronic funds transfers made by regulated financial institutions and providers of access devices and electronic fund transfer systems. Regualtion E requires written receipt for transactions, monthly statements, pre-transaction disclosures and error resolution procedures. For instance, Regulation E imposes significant obligations on Financial Institutions to, among other things, reimburse consumers if their bank accounts have been improperly debited and, in certain events, pay certain fines and expenses. The Company believes that many of the provisions of its agreements with Financial Institutions are designed to impose obligations upon the Company to act in conformity with Regulation E and indemnify and hold the financial institutions harmless if the Company's activities cause the Financial Institutions to violate Regulation E.

         As a money transmitter, the Company is subject to the Patriot Act which requires the Company to, among other things, maintain an anti-money laundering program which includes:

|X|      The development of internal policies, procedures and controls;
|X|      The designation of a compliance officer;
|X|      An ongoing employee training program; and
|X|      An independent audit function to test programs.

The Patriot Act also requires the Company to implement certain procedures to verify the identity of its customers, maintain certain records of the person's identity and determine if any prospective customer is a known terrorist or terrorist organization. For willful violations, the Patriot Act provides for civil and criminal penalties of up to $250,000 or more and/or up to five years imprisonment.

         Financial institutions are now subject to the requirements of the federal financial modernization law known as the Gramm-Leach-Bliley Act. Regulations implementing the privacy provisions of this law went into effect in July 2001. The Act imposes significant requirements on any entity engaged in the business of providing financial services, including entities that provide services to financial institutions. The privacy provisions of the Act impose on each entity subject to the new requirements an affirmative obligation to develop and implement policies to protect the security and confidentiality of consumers' nonpublic personal information and to disclose those policies to consumers before a customer relationship is established and annually thereafter. The banking regulators and the Federal Trade Commission have issued regulations which implement the privacy portions of the Act. We believe that these regulations permit our customers and Financial Institutions to provide debt data and other nonpublic personal information to us.

CARD BUSINESS

         The Company intends to pursue its plans to market, sell and service pre-paid (stored value), debit, credit and other similar card products (the "Card Business").

         Stored Value Cards

         Based upon its test market experience to date, the Company plans to enter into long term arrangements with one or more suppliers of pre-paid cards ("Stored Value Cards"), such as one of the many banks authorized to supply Stored Value Cards under the Visa or MasterCard tradename. The Company intends to market and service the Stored Value Cards through marketing and servicing arrangements it has secured with a number of third parties. The Company intends to individually provide customer service with respect to the Stored Value Cards. The Company intends to utilize its ACH transaction processing expertise and proprietary software to collect the proceeds of card sales and to track and regulate card usage.

         Based upon its experiences to date, the Company believes it can enter into Stored Value Card issuing, servicing and marketing arrangements which provide for the provision of certain services and the incurrence of expenses primarily on the basis of the number of cards being serviced. The Company is currently in the process of negotiating with third parties a long term issuing arrangement and a number of additional servicing and marketing arrangements.

         The Company believes its existing software systems are capable of coordinating the services of Stored Value Card suppliers, marketers and servicers on a test market basis and anticipates further developing its software systems as the business expands.

         The Company believes its existing employees and its contracts for marketing organizations and service providers are capable of handling the administration, marketing and customer service of Stored Value Cards for the foreseeable future. In addition, the Company's existing employees are capable of processing the ACH transactions associated with the sale and loading of Stored Value Cards. The Company anticipates that it will need to hire additional managers and customer service representatives if the Company's Stored Value Card business is expanded as planned. Similarly, the Company anticipates hiring additional marketing and sales personnel to assist it in securing additional Stored Value Card marketing organizations.

         Although the Company hopes to structure its Stored Value Card as described above, as perceived opportunities arise and/or disappear, the Company's plans may change and it may seek alternate means of developing its Stored Value Card business.

         Debit Cards

         Of the various services of the Card Business, the Company anticipates that debit cards ("Debit Cards") will be the next service the Company will test market. Debit Cards are, from the perspective of a user, in many ways the functional equivalent of Stored Value Card. A user's ability to utilize a Debit Card is conditioned upon the user's maintenance of a positive account balance at the issuing bank.

         The Company intends to structure its Debit Card business in a manner comparable to its Stored Value Card Business. The Company plans to enter into long term arrangements with one or more issuers of Debit Cards, such as one of the many federally or state chartered banks authorized to open accounts and issue branded or un-branded debit cards. Simultaneously, the Company plans to enter into marketing and servicing arrangements with a number of third parties to market and service the Debit Cards.

         The Company intends to individually provide customer service with respect to Debit Cards. The Company believes it is capable of providing all of the back office services for the creation of a cardholder master file, cardholder customer service, statementing, due diligence, risk management, fraud minimization, card design, production and encoding, card issuance and activation, and card and PIN mailings

         The Company intends to utilize its ACH transaction processing expertise and proprietary software to collect the proceeds of Debit Card sales and to track and regulate card usage.

         The Company is currently in the process of negotiating supply, servicing and marketing arrangements with a number of service providers.

         Credit Cards & Other Similar Products

         The Company is actively exploring the credit card business and other card based products. The Company anticipates that it will expend additional personnel and cash resources determining which, if any, other card based business it should enter into. If perceived opportunities arise, the Company may devote substantial resources pursuing the opportunity.

CARD BUSINESS PROPRIETARY RIGHTS

         The Company has developed and believes it has the exclusive right to use the proprietary software system used in its Card Business. The Company considers its software and applications as proprietary and currently relies on a combination of copyright, trade secret and trademark laws and license agreements to protect its intellectual property rights. The Company also has entered and will enter into license agreements with end-users of the products and applications, and has required all employees to enter into confidentiality and non-disclosure agreements. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary.

COMPETITION IN THE CARD BUSINESS

         The competition in the Card Business includes Stored Value Systems, a wholly owned subsidiary of Comdata, iCard Systems, and Super Cash Card. Many of these companies have substantially greater financial, technical, personnel and other resources than the Company, have established supply, servicing and marketing arrangements or expertise, and have established reputations for success in the development, licensing and sale of their products, especially the larger organizations. Several of these competitors have the financial resources necessary to enable them to withstand substantial price competition or downturns in their markets.

GOVERNMENTAL REGULATION

          The Company believes it has maintained full compliance with all necessary regulations regarding all phases of transaction processing and card sales including but not limited to: The Federal Trade Commission Regulations, The Fair Credit Reporting Act, The Patriot Act, Regulation E, the Uniform Commercial Code, Telemarketing Regulations, and various Privacy Laws.

EMPLOYEES

         As of July 31, 2002, the Company and its subsidiaries have 15 full-time employees, 2 part-time employees and 2 consultants. Of such full-time employees, 5 persons are in management, 8 persons are in operations, 1 person is in sales and marketing and 1 person is in administration. No employee of the Company or its subsidiaries is covered by a collective bargaining agreement or is represented by a labor union. The Company considers its employee relations to be good.

DISCONTINUED OPERATIONS

         In November 2000, the Company announced the execution of a Merger Agreement between a wholly owned subsidiary of the Company and Bristol Retail Solutions, a distributor of point of sale equipment. The merger was effectuated as of June 29, 2001.

         In connection with the merger, the Company changed its name from Registry Magic to Voice Flash Networks, Incorporated. Pursuant to the terms of the merger, Bristol Retail Solutions, Inc. was merged into a wholly owned subsidiary of the Company and the Company: (i) issued 5,493,736 shares of common stock to the holders of the Bristol common stock (.65 shares of Common Stock for each share of Bristol Common Stock); (ii) issued 500,000 shares of the Company's Series A Convertible Preferred Stock at $2.00 per share to the holders of the Bristol Convertible Series C Preferred Stock; and (iii) the Company assumed Bristol's obligation to issue 3,434,896 shares of common stock upon the exercise of options and warrants (the right to purchase .65 shares of Company common stock for each right to purchase a share of Bristol common stock). In connection with, and in anticipation of the merger, the Company advanced Bristol approximately $1,918,655.

         On July 7, 2001, the Company's subsidiary, Bristol Retail Solutions, and its four operating subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and have since filed voluntary petitions for liquidation under Chapter 7 of the United States Bankruptcy Code. See "Item 3. Legal Proceedings" for more information regarding the bankruptcy proceedings of Bristol Retail Solutions and its subsidiaries.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company conducts its operations out of two offices located in South Florida.

         The Company leases 3,882 square feet of office space in Boca Raton, Florida. Under this lease, the Company pays a monthly base rental of $5,742, plus a proportionate share of taxes and operating expenses. This lease expires in October 2002. In anticipation of the expiration of this lease, on September 25, 2002 the Company has entered into a new lease for 3,345 square feet of office space located in Deerfield Beach, Florida for thirty-seven months (commencing in November 2002) with a monthly base rental of $4,460, plus a proportionate share of taxes, operating expenses and annual base rent escalations.

         The Company also leases 2,150 square feet of office space in Ft. Lauderdale, Florida for its operations/transaction processing center. The lease term is 36 months and commenced on March 1, 2001. The monthly base rental of this facility is $2,831, plus the proportionate share of taxes and operating expenses.

ITEM 3.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

         The Company is a party to the following legal proceeding:

         On July 7, 2001, the Company's subsidiary, Bristol Retail Solutions, and its four operating subsidiaries filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Central District of California (Los Angeles), Case Nos. LA01-30857-VZ, LA01-30872-VZ, LA01-30885-VZ, LA01-30893-VZ and LA01-30895-VZ. On
August 27, 2001, Bristol's representative appeared before the U.S. Bankruptcy Court and advised the court that Bristol was unable to obtain debtor in possession of financing. Accordingly, Coast Business Credit, a division of Southern Pacific Bank began a Chapter 11 liquidation of the assets of Bristol. Coast Business Credit has completed the disposal of its collateral. Since there were no remaining assets, in April 2002 the Chapter 11 case had been dismissed. In September, 2002, the Company initiated a voluntarily Chapter 7 Bankruptcy for Bristol and its subsidiaries (Case Nos. LA02-35875-VZ, LA02-35885-VZ, LA02-35865-VZ, LA02-35873-VZ, LA02-35914-VZ).

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

         The Company did not submit any matters to its shareholders during the fourth quarter of the fiscal year ended July 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         From inception through May 2002 the Company's Common Stock was traded on the NASDAQ SmallCap Market under the symbol "VFNX." From May 2002 to date, the Company's Common Stock was traded on the OTC Bulletin Board Market. The following sets forth the range of high and low closing bid prices for the Common Stock as reported on NASDAQ and OTCBB during each of the periods presented during the respective fiscal years ended July 31. The quotations set forth below are inter-dealer quotations, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

        PERIOD                    HIGH                      LOW
        ------                    ----                      ---

             2001
        -------------
        First Quarter             $1.90                    $0.56
        Second Quarter            $2.47                    $0.62
        Third Quarter             $3.56                    $1.37
        Fourth Quarter            $2.28                    $0.71

             2002
        -------------
        First Quarter             $0.90                    $0.20
        Second Quarter            $0.53                    $0.29
        Third Quarter             $0.66                    $0.25
        Fourth Quarter            $0.51                    $0.24

         As of July 31, 2002 there were 256 record holders of the Company's Common Stock. The Company believes that there are substantially in excess of 300 beneficial and round lot holders of the Company's Common Stock.

         The Company also has outstanding 718,750 Redeemable Class A warrants, which were issued by the Company in connection with its acquisition of Bristol Retail Solutions. There is presently no trading market for these warrants.


         The Company has not paid any cash dividends on its Common Stock and currently does not expect to declare or pay cash dividends in the foreseeable future. The Company presently intends to retain any earnings that may be generated to provide funds for the operation of business.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                              Number of
                            securities to     Weighted-     Number of securities
                            be issued upon     average     remaining available
                             exercise of    exercise price   for issuance under
                             outstanding    of outstanding   equity compensation
                              options          options           plans

Equity compensation plans
approved by security
holders...............     3,610,663(1)                           1,183,333
                         -----------------  ----------------  ------------------

Equity compensation plans
not approved by security
holders...............         0                                       0
                         -----------------  ----------------  ------------------

(1) All of the options included in such figure were issued pursuant to the Company's 1999 Stock Option Plan.

Related Stockholder Matters

         As of January 1, 2002 and March 7, 2002, the Company agreed to issue options to purchase common stock to the Company's two outside directors. Each director received warrants to purchase 100,000 shares of common stock at an exercise price of $.26 a share, which options vest over one year and are exercisable for up to three years.

         In February 2002, the Company issued certain note holders warrants (the "Warrants") to purchase 90,000 shares of common stock and, in June 2002, the Company issued the note holders some additional warrants (the "Additional Warrants") to purchase 175,000 shares of common stock. The Additional Warrants were issued in consideration of a six month maturity date extension on a $175,000 promissory note. The Warrants have an exercise price of $.45 per share and are exercisable until February 2005. The Additional Warrants have an exercise price of $.35 per share and are exercisable until July 2004.

         In May 2002, the Company entered into a public relations contract pursuant to which the Company received certain services and, in exchange, the Company issued the service provider 40,000 shares of common stock and warrants to purchase 20,000 shares of common stock at an exercise price of $.25 per share. The warrants are exercisable from June 2002 to June 2004.

         In July 2002, the Company entered into an investor relations and financial services consulting contract with a former director of the Company. In consideration of the services to be provided to the Company, and the service provider's agreement to surrender options to purchase 125,000 shares of common stock at prices ranging from $1.375 to $3.75, the Company issued the service provider options to purchase 100,000 shares of common stock at an exercise price of $.35 per share. The options are exercisable from July 2002 to July 2004.

         The Company believes that all securities issued in the transactions described above were issued under an exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion and analysis should be read in conjunction with the financial statements of the Company and the notes thereto appearing elsewhere herein. Comparisons of the Company's results of operations for the year ended July 2002 with the results of operations for the year ended July 31, 2001 below may not be meaningful and may be misleading due to the Company's change in business during fiscal 2002 and the October 2001 acquisition of United Capturdyne Technologies, Inc. ("UCT").

RESULTS OF OPERATIONS

         In October 2001, the Company shifted its business from a technology development company to a financial service-fee based company. In October 2001, the Company acquired all of the issued and outstanding shares of United Capturdyne Technologies, Inc. ("UCT"). UCT is a 12 year old financial service provider engaged in supplying advanced transaction processing and account management software for enterprise retail and service oriented commercial clients.

         From inception (October 1995) to October 2001, the Company was unable to build a substantial market for its speech recognition and wireless technologies products and services. Prior to October, 2001, the Company generated minimal revenue and incurred significant losses.

         For the year ended July 31, 2002, revenues were $4,227,923 as compared to $178,572 for the year ended July 31, 2001, an increase of $4,049,351. The increase in revenues was a result of the change in business, the acquisition of UCT in October 2001 and the growth of UCT's business. UCT generated $4,023,061 of revenues in the ten month period ended July 31, 2002 compared to $1,010,255 of revenues for the ten month period ended July 31, 2001.

         For the quarter ended July 31, 2002, revenues were $1,625,044, 26% higher than revenues for the quarter ended April 30, 2002. Based upon the Company's experience to date, the Company anticipates that the revenues in the first fiscal quarter of 2003 will exceed the revenues generated in the fourth fiscal quarter of 2002.

         All of the Company's revenues during fiscal 2002 were generated from financial services and were generated in the last ten months of the year. Specifically, during fiscal 2002, 93% of the Company's revenues were generated from automatic clearing house ("ACH") transactions, 5% were generated from the sale of card based products and 2% were generated from software services. In comparison, the Company's revenues for fiscal 2001 were solely generated from the sale of speech recognition and wireless technologies products and services.

         For the year ended July 31, 2002, operating costs were $1,229,780 or 29% of revenues as compared to $611,759 or 343% of revenues for the year ended July 31, 2001. The change in operating costs is due to the Company's change in business combined with a cost reduction program which included significant staff and administrative expense reductions at the beginning of the 2002 fiscal year. The Company believes that the operating costs as a percentage of revenues as it relates to the transaction processing business will remain approximately the same for the foreseeable future.

         For the year ended July 31, 2002, general and administrative expenses were $1,881,217 compared to $3,078,345 for the year ended July 31, 2001, a decrease of $1,197,128 or (39%). The decrease in general and administrative expense was a result of a cost reduction program which included significant staff and administrative expense reductions at the beginning of the 2002 fiscal year. The Company believes that the level of general and administrative expenses relative to revenue should remain approximately the same for the foreseeable future.

         For the years ended July 31, 2002 and July 31, 2001, sales and marketing expenses were $361,266 and $128,198, respectively. The increase of $233,068 relates to the increase in the marketing efforts associated with the ACH business and Card Business. The Company believes that the absolute and relative level of sales and marketing expenses will increase significantly if, as planned, the Company builds its staff, hires experienced business development executives, develops independent sales organizations, forms strategic marketing partnerships to sell and distribute card based products, and develop customized software and financial services.

         For the year ended July 31, 2002, depreciation expense was $92,106 compared to $128,418 for the year ended July 31, 2001, a decrease of $36,312. The decrease is primarily attributable to the full depreciation of equipment during the year. In fiscal 2002, the Company also recognized an $18,721 loss on the disposal of equipment.

         For the year ended July 31, 2002, interest expense, net was $91,589 compared to $28,373 for the year ended July 31, 2002, an increase of $63,216. In fiscal 2002, the Company also recognized a $75,000 loss on the repurchase of Convertible Notes.

         For the year ended July 31, 2002, income tax benefit was $156,000 compared to 0 for the year ended July 31, 2001. The income tax benefit recognized in fiscal 2002 primarily relates to the partial recognition of the Company's Net Operating Loss carryforward. At July 31, 2002, the Company had a deferred tax asset of $5,038,054 which may not be fully realized and accordingly a $4,870,054 valuation allowance has been provided.

         In fiscal 2001 the Company's wholly-owned subsidiary, Bristol Retail Solutions, Inc. and its subsidiaries filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As of July 31, 2001, the Company was unable to adopt a plan of reorganization and has since adopted a plan to discontinue the operations of Bristol. As a result, the Company recognized a $13,950,120 loss from discontinued operations. This loss was comprised of a $11,958,167 write off of Goodwill, a $1,918,655 write-off of advances to Bristol by the Company, and a $73,298 operating losses by Bristol since the acquisition. There where no losses incurred from Bristol during fiscal 2002.

         For the year ended July 31, 2002, the Company generated $.03 of net income per share and, for the year ended July 31, 2001, the Company generated a loss of $2.63 per share. For the quarter ended July 31, 2002, the Company reported net income of $380,253 or $.02 per share.

         The Company's weighted average number of shares outstanding increased by approximately 10,000,000 share primarily as a result of shares issued in connection with the major business acquisitions, the satisfaction of debt and the compensation of employees and consultants.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity and capital resources have improved significantly in fiscal 2002. As of July 31, 2002, the Company had $2,277,697 in cash and cash equivalents as compared to $12,171 as of July 31, 2001. Shareholder's equity improved from a deficit of $1,115,041 as of July 31, 2001 to a positive balance of $775,162 as of July 31, 2002. The positive increase in Shareholder's equity is primarily the result of positive net income, the sale of common stock and the conversion of debt to equity. Working Capital (current assets less current liabilities) also improved from ($321,640) to ($36,531).

         For the year ended July 31, 2002, net cash used in operating activities was $524,402 compared to net cash used in operating activities of $3,836,065 for the year ended July 31, 2001, a decrease of $3,311,663. The decrease in net cash used by operating activities was attributable to a $1,238,612 decrease in net cash used in continuing operations combined with a $2,073,051 decrease in cash used in discontinued operations.

          The decrease in net cash used in operating activities was primarily related to the $4,430,765 improvement in net income from continuing operations (the difference between $634,244 of income from continuing operations for the year ended July 31, 2002 and a $3,796,521 loss from continuing operations for the year ended July 31, 2001).

         For the year ended July 31, 2002, net cash provided by investing activities was $1,802,045 compared to net cash used in investing activities of $63,174 for the year ended July 31, 2001, an increase of $1,865,219. The increase was due to the cash acquired in connection with the United Capturdyne Technologies, Inc. acquisition. However, a substantial portion of this cash was held as client reserve funds payable, which serve as security for balances owed or incurred. The Company holds such cash in local bank accounts until utilized or released from reserve. As of July 31, 2002, the Company held $1,369,460 in cash as client reserve funds payable.

          For the year ended July 31, 2002, net cash provided by financing activities was $987,883 compared to net cash provided by financing activities of $2,034,743 for the year ended July 31, 2001, a decrease of $1,046,860. The decrease is in net cash provided by financing activities was primarily due to a $1,430,382 decrease in the sale of stock which was partially offset by net proceeds of $117,500, $220,000 and $132,000 from convertible notes, a bank line of credit and promissory notes, respectively. The Company has explored and anticipates continuing to explore credit facilities and debt instruments that will provide the Company with longer term or more cost efficient capital.

         Although for the year ended July 31, 2002, the Company used $524,402 in operating activities, for the three months ended July 31, 2002 the Company generated $774,334 of cash in operations.

         The Company believes that if the Company continues to generate cash from operations as it did in the three months ended July 31, 2002, the cash generated from operations will provide sufficient working capital for the foreseeable future to retire its debts on their scheduled maturity dates, to fund the operation and modest expansion of the Company's ACH transaction business and fund the operation of the Company's other businesses at prevailing levels.

         However, if the Company materially expands its electronic payments software service business or Card Business, the Company will have significant capital requirements due to the substantial costs associated with product development and refinement, marketing, sales personnel, management, recruitment of skilled personnel, the negotiation and preparation of supply, servicing and marketing arrangements, the acquisition of additional computer hardware and the development of software.

         Aside from the Company's $300,000 revolving line of credit which had limited availability as of the date of this report, the Company has no current arrangements with respect to, or potential sources of, additional financing and does not anticipate that existing shareholders will satisfy any portion of the Company's future financing requirements. If the Company is unable to obtain additional financing when needed, this would have a material adverse effect on the Company's business, including the curtailment of product and service development, marketing and expansion activities.

CRITICAL ACCOUNTING POLICIES

         We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

         Revenue Recognition

         Revenues from ACH transactions, stored value and debit card products and other transaction processing fees are recognized when provided. In fiscal 2001, revenues from the sale of software products were recognized at the time of sale and shipment of the product and revenues from product development was recognized when the development was complete.

         Capitalized Software

         The Company capitalizes the qualifying costs of developing its software products. Capitalization of costs requires that technological feasibility have been established. Development costs incurred prior to the establishment of technological feasibility are expensed as incurred. When the software is fully documented and available for unrestricted sale or license, capitalization of development costs ceases, and amortization commences and is computed on a product-by-product basis, based on either a straight-line basis over the economic life of the product or the ratio of current gross revenues to the total current and anticipated future gross revenues, whichever is greater. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

         Realization of capitalized software development costs is subject to the Company's ability to market its software product in the future and generate cash flows sufficient to support future operations. Capitalized software development costs totaled $ 421,696 during the years ended July 31, 2002. Amortization of capitalized software development costs totaled $ 14,964 during the years ended July 31, 2002, and is included in operating expenses in the accompanying consolidated income statements.

         Accounts Receivable and Reserve Funds Payable

         Accounts Receivable consist of funds advanced to clients. The Company has the right to establish reserve holdback to secure against the high risk and fraud involved in accepting telephone order and mail order one time processing items. The Company's contracts with commercial customers delineate the reserve percentages and period of time over which these holdbacks are to be made.

         The Company reviews each client's activity, including charge backs on an ongoing basis and determines if the customer reserves are adequate. In the event that the specific client reserves are not deemed adequate, the Company establishes additional reserves. The Company's contract provides that a certain percentage of each customers reserve is retained by the Company and may be used in a general reserve.

         Any adjustments to the general reserve are recorded as an adjustment to or from income in the period it is determined. Any allowances for doubtful accounts is included in the general reserve. The Company has established that it will retain any unpaid amounts into income when an account is deemed to be abandoned.

         Goodwill

         Goodwill represents the aggregate excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company recognizes goodwill as an asset. In October 2001, the Company recognized $1,020,025 in goodwill for the acquisition of United Capturdyne Technologies, Inc. In accordance with the new standard, the Company is not permitted to amortize the goodwill. In lieu of amortization, goodwill must be tested for impairment using a fair-value-based approach. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss should be recognized in an amount equal to the difference.

RECENT ACCOUNTING PRONOUNCEMENTS

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

         In July 2001, the FASB issued FASB No. 143, "Accounting for the Asset Retirement Obligations." This statement addresses financial accounting and reporting obligation associated with the retirement of tangible long-lived assets and associated retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this standard will have a material impact on the Company's financial statements.

         In July 2002, the FASB issued FASB No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Standard supercedes the accounting guidance provided by Emerging Issues Task Force No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including "Certain Costs Incurred in a Restructuring"). FASB No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FASB No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating this Standard.

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

         Among the key risks that could cause actual results to differ materially from expectations, estimates of costs, projected results or anticipated results are as follows:

The Company has significant future capital requirements and needs additional financing to pursue its business plans.

         The Company believes that if the Company continues to perform as it has in the last three months, the cash generated from operations will provide sufficient working capital for the foreseeable future to retire its debts on their scheduled maturity dates, to fund the operation and modest expansion of the Company's ACH transaction business and fund the operation of the Company's other businesses at prevailing levels.

         However, if the Company materially expands its electronic payments software service business or Stored Value business, the Company will have significant capital requirements due to the substantial costs associated with product development and refinement, marketing, recruitment of skilled personnel, the negotiation and preparation of supply, servicing and marketing arrangements, the acquisition of additional computer hardware and the development of software.

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

If the Company is unable to raise additional capital as needed, the future growth of the Company's business and operations could be severely limited.

         The planned growth of the Company's business is dependent upon the Company's ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of equity securities in private or public transactions.

         If the Company raises additional capital through the issuance of debt, this will result in increased interest expense. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company held by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of the Company's common stock. There can be no assurance that acceptable financing for future acquisitions or for the integration and expansion of existing operations can be obtained on suitable terms, if at all.

The Company's financial flexibility may be restricted by the Company's Series A Preferred Stock.

         Until all of the Company's Series A Preferred Stock is retired or converted into common stock, the Company is restricted from certain financing activities. More specifically, the Company is generally required to obtain the consent of at least 50% of the holders of the Series A before: (i)issuing any capital stock having priority over or ranking on parity with the Series A with respect to the payment of dividends or as to the distribution of assets;
(ii)declaring or paying any dividend to or making a distribution on any capital stock subordinate to the Series A; (iii) issue any common stock or common stock purchase rights at prices below the then prevailing market price; or (iv) dispose of substantially all of the assets of the Company or engage in a merger. The Company faces the risk that if and when it seeks to raise additional capital, it may be difficult, expensive time consuming and/or impossible to secure the requisite consent of the holders of the Series A Preferred Stock.

The Company's revenue has historically been dependent on demand for ACH transaction services.

         The Company has historically generated a substantial portion of its revenue from a few products. For the year ended July 31, 2002, approximately 93% of Company's revenues were generated from ACH transaction processing.

The Company has historically been relatively dependent on customers from a limited number of industries

         The Company believes that substantially all of UCT's customers market their products or services to consumers through telemarketing, the internet and/or direct mailings. Accordingly, the Company believes that if any federal regulations, state regulations, NACHA regulations, business practices, technological changes or other factors negatively impacted the Company's customers, the Company could also be adversely affected.

The Company's ACH Transaction business could be negatively impacted by regulatory changes

         The Company's ACH transaction services business is highly dependent upon continued, uninterrupted access to the ACH Network. The Company believes that if any NACHA regulation, government regulation, or any other statute, rule or judicial decision directly or indirectly restricted or impaired the Company's ability to submit ACH entries to ACH Operators in the manner it currently conducts business, the Company could be materially adversely affected. For instance, the Company believes that the following types of potential regulatory changes could have an adverse impact on the Company:

o a NACHA regulation requiring Servicers to submit to NACHA regulation in order to access the ACH Network;
o a NACHA regulation that required Financial Institutions to impose more stringent controls over the manner in which the Company submits ACH entries to ACH Operators;
o a NACHA regulation prohibiting or restricting ACH transfers from depository accounts with poor credit histories;
o a government or NACHA regulation that materially restricted or impaired the Company's customers' ability to market or accept orders for products or services telephonically; or
o a government or NACHA regulation that imposed more stringent record keeping obligations upon the Company or its suppliers.

The Company's ACH Transaction business could be negatively impacted by a change in the business practices of the Company's Financial Institution Suppliers

         As mentioned above, the Company's ACH transaction services business is highly dependent upon continued, uninterrupted access to the ACH Network. Three Financial Institutions currently provide the Company access to the ACH Network and the Company is actively seeking and negotiating additional contracts. If the three Financial Institutions that currently provide the Company access to the ACH Network were to terminate their relationships with the Company and if the Company were unable to secure the services of an additional Financial Institutions on favorable terms, the Company could be adversely impacted. The Company has developed a number of business practices to assist it identify customers that have business practices that are consistent with the Company's obligations to its Financial Institution Suppliers and government and NACHA regulations. To date the Company believes is has complied with all the material terms of its Financial Institution Supply Agreements; however, there can be no assurance the Company will be able to continue to do so in the future.

         Even if the Company individually continues to maintain good relations with its Financial Institution Suppliers, the Company could be negatively impacted if the business practices of its customers, or even other Servicers, are determined to be un-acceptable to the Company's Financial Institution Suppliers or the Financial Institution industry. Alternatively, the Company's Financial Institution Suppliers could cease to work with any Servicers that are initiating ACH debits from bank accounts with exceptionally high insufficient fund histories.

The Company's ACH transaction servicing business could be negatively impacted by certain actions of its customers.

         The Company recognizes that its customers could violate various statutes, laws, NACHA rules and/or contractual provisions that could materially, adversely impact the Company. For instance, the Company believes its right to initiate ACH entries on behalf of a customer is premised on, among other things, the Company's customer lawfully securing the agreement of one of its clients to purchase a product or service from the customer and maintaining certain records of such agreement. The failure of a customer to establish a right to initiate an ACH debit of a client account could potentially subject the Company to investigations, lawsuits, the loss of its supplier relationships, the loss of its associate status in NACHA, the loss of reserve funds, and/or criminal or civil penalties. The Company has developed business practices to assist it identify problematic prospective customers and systematically problematic ACH transaction requests. Nonetheless, there can be no assurance that the Company will be successful in avoiding problems created by its customers.

The Company faces a variety of risks associated with the Card Business

         The Company has a limited operating history in the Card Business. Although the Company has hired and intends to continue to hire personnel with experience in the Card Business, the Company is still building its Card Business team. Similarly, although the Company has previously entered into short term Stored Value Card Supply arrangements, the Company has not yet entered into any definitive long term supply arrangements with respect to Stored Value Cards or any other Card Business products. Even if the Company successfully negotiates and enters into the contracts projected to be necessary to operate its Stored Value Card business, there can be no assurance that the Company will be successful and generate a profit or recoup its investment in the business. The Company may become dependent upon one or more of its service providers and be unable to locate alternate service providers. Although the Company does not anticipate entering into a direct contractual relationship with Visa or Mastercard, the Company believes that many of the policies and procedures of the merchant banks that issue Stored Value Cards will be heavily influenced, if not dictated, by Visa and Mastercard. Accordingly, if Visa or Mastercard established policies or procedures that conflicted with the Company's then prevailing method of conducting business, the Company could be adversely impacted. Similarly, if the Company's employees, the Company's marketing contractors and/or servicing contractors fail to perform in accordance with the policies and procedures of the Company's Stored Value Card supplier(s), the Company's relationship with the supplier(s)could be terminated.

The Company's Card Business is subject to a variety of regulatory risks

         The Card Business is heavily regulated in a variety of different ways. The Company could be materially adversely impacted if new federal or state statutes, regulations or policies were adopted that:

o Made it more difficult or expensive to market Card Business products through telemarketing services;
o Imposed more stringent restrictions on the fees or expenses the Company, its suppliers, servicers or marketers could directly or indirectly charge users for their services; or
o        Made it more difficult or expensive to issue Card Business products.

The Company may have difficulties in obtaining and maintaining proprietary rights.

         The Company's success depends in part upon proprietary software which it has developed which may be difficult to protect. The Company currently relies on a combination of contractual rights, trade secrets, know-how, trademarks, non-disclosure agreements and technical knowledge to establish and protect proprietary rights. The measures taken to protect proprietary rights may not be adequate to prevent misappropriation of the technology or independent development by others of products with features based upon, or otherwise similar to, the Company's products. The Company may not have the resources to defend or prosecute a patent infringement or other proprietary rights infringement action.

There is Only a Limited Trading Market for the Company's Common Stock, and Penny Stock Regulations May Discourage the Development of an Active Secondary Market for the Company's Common Stock.

         Our shares are traded on the OTC Bulletin Board. Securities traded on the OTC Bulletin Board are, for the most part, thinly traded. The Securities and Exchange Commission (SEC or Commission) has adopted regulations, which generally define penny stocks to be an equity security that has a market price less than $5.00 per share, subject to certain exemptions. As of the date of the report, the closing price of the Company's common stock was less than $5.00 per share and therefore is a "penny stock" pursuant to the rules under the Securities Exchange Act of 1934, as amended. Such designation requires any broker or dealer selling such securities to disclose certain information concerning the transactions, obtain a written agreement from the purchaser, and determine that the purchaser is reasonably suitable to purchase such securities. These rules may restrict the ability of brokers and dealers to sell the Company's common stock and may adversely affect the ability of investors to sell their shares.

The Trading Price of the Company's Common Stock May Fluctuate Dramatically.

         The price of the Company's common stock has fluctuated substantially sine it began trading on the Over-the-Counter Bulletin Board (OTCBB) on May 2002. The market price of the Company's common stock is likely to continue to be highly volatile. Factors such as a substantial number of our issued and outstanding shares becoming subject to resale pursuant to Rule 144 in October 2002, the substantial numbers of shares issuable upon the exercise of options or warrants or upon the conversion of convertible debentures, terms of any equity and/or debt financing, fluctuations in our operating results and market conditions could have a significant impact on the future price of our common stock and could have a depressive effect on the then market price of the common stock.

The Company's Success is Dependent on the Efforts of Four Key Executive
Officers.

         The success of the Company is dependent on the performance of four key executive officers: the Chief Executive Officer of the Company, the Chief Financial Officer of the Company, the Chief Executive Officer of UCT, and Chief Operating Officer of UCT. Given the concentration in responsibility and the importance of each of the four key executives, the Company is dependent on its ability to retain and motivate its current executives. The Company does not have a "key executive" life insurance policy on any of its executives. The loss of the services of any of the Company's four key executive officers could have a material adverse effect on the business, operating results, or financial condition of the Company.

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


                            VOICEFLASH NETWORKS, INC.
                      (D/B/A "THE DATAFLASH CORPORATION")
                                AND SUBSIDARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JULY 31, 2002 AND 2001

                                      INDEX




                                                                      PAGE


Report of Independent Certified Public Accountants                     F-2

Consolidated Balance Sheet                                             F-3

Consolidated Income Statements                                         F-4

Consolidated Statements of Shareholders' Equity                        F-5

Consolidated Statements of Cash Flows                                  F-6 - 7

Notes to Consolidated Financial Statements                             F-8 - 27

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of VoiceFlash Networks, Inc.

We have audited the accompanying consolidated balance sheet of VoiceFlash Networks, Inc. ("D/B/A "The DataFlash Corporation"), as of July 31, 2002 and the related consolidated statements of income, shareholders' equity and cash flows for the years ended July 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VoiceFlash Networks, Inc. ("D/B/A "The DataFlash Corporation"), as of July 31, 2002 and the results of its operations and its cash flows for the years ended July 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.




                                                   Sherb & Co., LLP
                                                   Certified Public Accountants

New York, New York
October 9, 2002

                            VoiceFlash Networks, Inc.
                      ("D/B/A "The DataFlash Corporation")
                                and Subsidiaries
                           Consolidated Balance Sheet
                                  July 31, 2002

                                     ASSETS

Current assets:
 Cash and cash equivalents                          $         2,277,697
 Accounts receivable                                            249,399
 Note receivable, current                                        53,000
 Prepaid and other current assets                                56,525
 Deferred tax assets                                            168,000
                                                      -----------------
        Total current assets                                  2,804,621

Property and equipment, net                                      82,305
Other assets                                                    685,107
Note receivable, long-term                                       24,256
Goodwill                                                      1,020,025
                                                      -----------------
                                                    $         4,616,314
                                                      =================

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Accounts payable and accrued expenses              $           830,001
 Dividends payable                                              130,000
 Reserve funds payable                                        1,369,460
 Bank line of credit                                            220,000
 Notes payables, net of discount                                291,691
                                                      -----------------
        Total current liabilities                             2,841,152

Series A Redeemable Preferred Sock, $.001 par
 value - 5,000,000 shares authorized; 500,000
 shares issued and outstanding                                1,000,000

Shareholders' equity:
 Common stock, par value $.001 - 50,000,000
 shares authorized, 18,874,178
 issued and outstanding                                          18,874
 Additional paid-in capital                                  29,924,721
 Deferred compensation                                          (23,688)
 Subscription receivable                                       (281,500)
 Accumulated deficit                                        (28,863,245)
                                                      -----------------
        Total shareholders' equity                              775,162
                                                      -----------------
                                                    $         4,616,314
                                                      =================

          See notes to accompanying consolidated financial statements.

                            VoiceFlash Networks, Inc.
                      ("D/B/A "The DataFlash Corporation")
                                and Subsidiaries
                         Consolidated Income Statements


                                                  Years Ended July 31,
                                            --------------------------------
                                                 2002               2001
                                            -------------    ---------------

Revenues                                    $  4,227,923     $      178,572
                                            -------------    ---------------
Costs and expenses:
 Operations                                    1,229,780            611,759
 General and administrative                    1,881,217          3,078,345
 Sales and marketing                             361,266            128,198
 Depreciation                                     92,106            128,418
 Loss on disposal of equipment                    18,721               -
 Interest expense, net                            91,589             28,373
 Loss on repurchase of convertible notes          75,000               -
                                            -------------    ---------------
                                               3,749,679          3,975,093
                                            -------------    ---------------
Income (loss) from continuing operations
 before income tax benefit                       478,244         (3,796,521)
Income tax benefit, net                          156,000               -
                                            -------------    ---------------
Income (loss) from continuing operations         634,244         (3,796,521)
                                            -------------    ---------------
Loss from discontinued operations, net of
 taxes                                              -           (13,950,120)
                                            -------------    ---------------
Net income (loss)                                634,244        (17,746,641)

Preferred stock dividend                        (120,000)           (10,000)
                                            -------------    ---------------
Net income (loss) applicable to common
 shareholders                               $    514,244     $  (17,756,641)
                                            =============    ===============
Basic net income (loss) to common
shareholders per share
  Continuing operations                     $       0.03     $        (0.56)
  Discontinued operations                            -                (2.07)
                                            -------------    ---------------
Net income (loss) to common
 shareholders                               $       0.03     $        (2.63)
                                            =============    ===============
Diluted net income (loss) to common
 shareholders per share
  Continuing operations                     $       0.03     $         (0.56)
  Discontinued operations                            -                 (2.07)
                                            -------------    ----------------
Net income (loss) to common
 shareholders                               $       0.03     $         (2.63)
                                            =============    ================
Weighted average number of common shares
 outstanding-basic                            16,399,042           6,750,991
Potientially dilutive common shares            1,224,883                -
                                            -------------    ----------------
Weighted average number of common and
 common equivalent shares outanding
 assuming dilution                            17,623,925           6,750,991
                                            =============    ================


          See notes to accompanying consolidated financial statements.

                            VoiceFlash Networks, Inc.
                      ("D/B/A "The DataFlash Corporation")
                                and Subsidiaries
                 Consolidated Statement of Shareholders' Equity

                                                                       Additional
                                                   Common Stock         Paid-in     Deferred  Subscription  Accumulated
                                                Shares       Amount     Capital   Compensation  Receivable   Deficit        Total
                                                ---------    -------  ----------- ------------  ----------  ------------- ----------
Balance at July 31, 2000                        5,380,068 $    5,380  $14,016,102  $    -       $    -     $(11,620,848) $2,400,634

 Sale of common stock, net                      1,964,800      1,965    1,728,417       -            -             -      1,730,382
 Warrants issued for consulting services             -          -       1,458,515       -            -             -      1,458,515
 Common stock issued in connection with
  the acquisition of discontinued
  subsidiary                                    5,493,736      5,493    6,861,678       -            -             -      6,867,171
 Valuation of options and warrants in
  connection with the acquisition of
  discontinued subsidiary                            -          -       4,009,898       -            -             -      4,009,898
 Beneficial conversion feature in
  connection with convertible notes                  -          -          80,000       -            -             -         80,000
 Issuance of warrants in connection with
  convertible notes                                  -          -          95,000       -            -             -         95,000
 Dividends-preferred stock                           -          -            -          -            -          (10,000)    (10,000)
 Net loss                                            -          -            -          -            -      (17,746,641)(17,746,641)
                                                ---------    -------  ----------- ------------ ---------- -------------- -----------
Balance at July 31,2001                        12,838,604     12,838   28,249,610       -            -      (29,377,489) (1,115,041)

 Sale of common stock                           1,200,000      1,200      298,800       -            -             -        300,000
 Common stock issued in connection with
  the acquisition of United Capturdyne
  Technologie                                   1,200,000      1,200      573,800       -            -             -        575,000
 Common stock sold to executives                1,525,000      1,525      279,975       -        (281,500)         -           -
 Common stock issued in connection to the
  repurchase of convertible notes                 800,000        800      159,200       -            -             -        160,000
 Common stock issued in connection with the
  conversion of convertible notes               1,140,574      1,141      206,359       -            -             -        207,500
 Common stock issued for consulting services      170,000        170       86,482    (70,652)        -             -         16,000
 Issuance of warrants for consulting services        -          -          39,658    (35,069)        -             -          4,589
 Issuance of warrants to note holders for
  the maturity extensions of the notes
  payable                                            -          -          30,837       -            -             -         30,837
 Amortization                                        -          -            -        82,033         -             -         82,033
 Dividends-preferred stock                           -          -            -          -            -         (120,000)   (120,000)
 Net income                                          -          -            -          -            -          634,244     634,244
                                              ----------  ----------  -----------  ----------   ---------- -------------- ----------
Balance at July 31,2002                        18,874,178 $   18,874  $29,924,721  $ (23,688)   $(281,500) $(28,863,245) $  775,162
                                              ==========  ==========  ===========  ==========   ========== ============== ==========

        See notes to accompanying consolidated financial statements.

                            VoiceFlash Networks, Inc.
                      ("D/B/A "The DataFlash Corporation")
                                and Subsidiaries
                          Consolidated Statements of Cash Flows

                                                        Years Ended July 31,
                                                   ----------------------------
                                                       2002           2001
                                                   ------------  --------------
OPERATING ACTIVITIES:
 Net income (loss)                                 $   634,244   $ (17,746,641)
 Adjustments to  reconcile net income (loss) to
  net cash used in operating activities:
  Depreciation                                          92,106         128,418
  Loss on dispopsal of equipment                        18,721            -
  Common stock and option conversion expense for
   consulting services                                 102,622       1,458,515
  Option conversion expense for maturity of notes
   payable                                              15,528            -
  Loss on repurchase of convertible notes               75,000            -
  Loss from discontinued operations                       -         13,950,120
  Amortization of debt discount and beneficial
   conversion feature                                   83,000          92,000
 Changes in operating assets, net of effects
 of acquisition
  Accounts receivable                                 (236,459)        193,626
  Inventories                                             -            107,950
  Other current assets                                (231,266)          6,660
  Deferred tax asset                                  (168,000)           -
  Other assets                                        (384,333)         (6,434)
  Accounts payable and accrued expenses               (819,546)         52,772
  Reserve funds payable                                293,981            -
                                                   ------------  --------------
  Net cash used in continuing operations              (524,402)     (1,763,014)
  Net cash used in discontinued operations                -         (2,073,051)
                                                   ------------  --------------
NET CASH USED IN OPERATING ACTIVITIES:                (524,402)     (3,836,065)
                                                   ------------  --------------
INVESTING ACTIVITIES:
 Purchase of equipment, net                            (20,754)        (63,174)
 Cash acquired in acquisition of United Capturdyne
 Technologies, Inc.                                  1,822,799            -
                                                   ------------  --------------
NET CASH PROVIDED BY (USED IN) INVESTING
ACTIVITIES                                           1,802,045         (63,174)
                                                   ------------  --------------
FINANCING ACTIVITIES:
 Sale of common stock                                  300,000       1,730,382
 Proceeds from convertible notes                       750,000         175,000
 Repayment of convertible notes                       (457,500)           -
 Proceeds from notes payable                           176,000            -
 Repayment of notes payable                            (44,000)           -
 Proceeds from bank line of credit                     270,000            -
 Repayment of bank line of credit                      (50,000)           -
 Advances from related party                              -            100,000
 Payments of notes receivable                           43,383          29,361
                                                   ------------  --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              987,883       2,034,743
                                                   ------------  --------------
Net increase (decrease) in cash                      2,265,526      (1,864,496)

Cash at beginning of year                               12,171       1,876,667
                                                   ------------  --------------
Cash at end of year                                $ 2,277,697      $   12,171
                                                   ============  ==============


          See notes to accompanying consolidated financial statements.

                            VoiceFlash Networks, Inc.
                      ("D/B/A "The DataFlash Corporation")
                                and Subsidiaries
                          Consolidated Statements of Cash Flows




Supplemental disclosures of cash flow information:

 Cash paid for interest                             $    39,600   $        -
                                                   =============  =============
 Cash paid for taxes                                $      -      $        -
                                                   =============  =============


Non-cash disclosure:

 Common stock issued pursuant to purchase
 agreements                                         $  575,000    $        -
                                                   ============   =============
 Conversion of notes to common stock                $  207,500    $        -
                                                   ============   =============
 Dividends on preferred stock                       $  120,000    $      10,000
                                                   ============   =============
 Discount on convertible notes                      $     -       $      95,000
                                                   ============   =============
 Issuance of preferred stock in connection
 with the acquisition of discontinued subsidiary    $     -       $   1,000,000
                                                   ============   =============
 Issuance of common stock in connection with
 the acquisition of discontinued subsidiar          $     -       $   6,867,171
                                                   ============   =============
 Options and warrants issued in connection with
 the acquisition of discontinued subsidiary         $     -       $   4,009,898
                                                   ============   =============



              See notes to accompanying consolidated financial statements.

                            VoiceFlash Networks, Inc.
                      ("D/B/A "The DataFlash Corporation")
                                and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         VoiceFlash Networks, Incorporated (D/B/A "The DataFlash Corporation" or the "Company") was incorporated on October 11, 1995. The Company was originally organized to design, develop, commercialize and market proprietary products and services in speech recognition technologies. Subsequently, the Company began to develop proprietary products and services in wireless area networks technologies. The Company's products and services generated limited sales in both speech recognition and wireless technologies and the Company was unable to successfully create a substantial market. The Company incurred significant losses from inception through September 2001.

         In October 2001, the Company shifted its business model from a technology development company to a financial services company. On October 19, 2001, the Company acquired United Capturdyne Technologies, Inc. ("UCT"), a supplier of advance transaction processing and account management software for enterprise retail and service oriented commercial clients. Since October 2001, the Company, through its subsidiaries, develops and markets proprietary transaction processing products and services to traditional retail and e-commerce merchants in North America. The Company offers a variety of e-commerce technologies to its merchant clients, such as Automated Clearing House (ACH) check processing and customized electronic payment software. The Company also plans to market pre-paid (stored value), credit, debit and similar card-based products to a variety of commercial and consumer markets, including company payroll programs, college students, and credit impaired and un-banked markets, people with poor credit or with no access to a checking account. Finally, the Company plans to be at the forefront of developing value-added technological enhancements to better service its merchant clients and stored value card members.


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. Principles of Consolidation-The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries (United Capturdyne Technologies, Inc., Value Stream Systems, Inc. and
                  Shared On-Line Rental Network, Inc.). All significant intercompany transactions and balances have been eliminated in consolidation.

         b. Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         c. Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents include investments in money market accounts. The Company invests cash through high-credit-quality financial institutions. The Company may, from time to time, maintain cash balances in excess of the federally insured limit of $100,000. At July 31, 2002 the Company's cash balances exceeded the federally insured limit by approximately $1,600,000.

         d.. Fair Value of Financial Instruments - The Company's financial instruments consists principally of cash and cash equivalents, accounts and notes receivable, accounts and notes payable, reserve funds payable and accrued liabilities. The carrying amounts of such financial instruments as reflected in the balance sheet approximate their estimated fair value as of July 31, 2002. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

         e. Concentration of Credit Risk - Credit losses, if any, have been provided for in the financial statements based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual or significant risks, in the normal course of business.

         f. Capitalized Software Development Costs-The Company capitalizes the qualifying costs of developing its software products. Capitalization of costs requires that technological feasibility have been established. Development costs incurred prior to the establishment of technological feasibility are expensed as incurred. When the software is fully documented and available for unrestricted sale or license, capitalization of development costs ceases, and amortization commences and is computed on a product-by-product basis, based on either a straight-line basis over the economic life of the product or the ratio of current gross revenues to the total current and anticipated future gross revenues, whichever is greater. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life and changes in software and hardware technologies.

                  Realization of capitalized software development costs is subject to the Company's ability to market its software product in the future and generate cash flows sufficient to support future operations. Capitalized software development costs totaled $ 421,696 during the years ended July 31, 2002. Capitalized software development costs are being amortized over a 2 year period. Amortization of capitalized software development costs totaled $ 14,964 during the year ended July 31, 2002, and is included in operating expenses in the accompanying consolidated income statements.

          g. Property and Equipment - Property and equipment is recorded at cost. Depreciation is calculated on a straight-line basis over the estimated useful lives of the assets, which range from three to five years.

         h. Long-Lived Assets - In accordance with SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets," the Company includes as a component of income from continuing operations before taxes on income, the impairment loss on assets to be held and losses on assets expected to be disposed of.

         i. Goodwill-Goodwill represents the aggregate excess of the cost of companies acquired over the fair value of their net assets at dates of acquisition. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company recognizes goodwill as an asset. In October 2001, the Company recognized $1,020,025 in goodwill for the acquisition of United Capturdyne Technologies, Inc. In accordance with the new standard, the Company is not permitted to amortize the goodwill. In lieu of amortization, goodwill must be tested for impairment using a fair-value-based approach. This impairment test requires the determination of the fair value of the intangible asset. If the fair value of the intangible asset is less than its carrying value, an impairment loss should be recognized in an amount equal to the difference. There was no impairment loss recognized in fiscal 2002.

         j. Accounts Receivable and Reserve Funds Payable-Accounts receivable consists of funds advanced to clients.

                  The Company has the right to establish reserve holdback to secure against the high risk and fraud involved in accepting telephone order and mail order one time processing items. The Company's contracts with commercial customers delineate the reserve percentages and period of time over which these holdbacks are to be made.

                  The Company reviews each client's activity, including charge backs on an ongoing basis and determines if the customer reserves are adequate. In the event that the specific client reserves are not deemed adequate, the Company establishes additional reserves. The Company's contract provides that a certain percentage of each customers reserve is retained by the Company and may be used in a general reserve. Any adjustments to the general reserve are recorded as an adjustment to or from income in the period it is determined. The Company has established that it will retain any unpaid amounts into income when an account is deemed to be abandoned.

         k. Revenue Recognition - Revenues from ACH transactions, stored value and debit card products and other transaction processing fees are recognized when provided. In fiscal 2001, revenues from the sale of software products were recognized at the time of sale and shipment of the product and revenues from product development were recognized when the development was complete.

         l. Income Taxes - The Company accounts for income taxes pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No.109, "Accounting for Income Taxes," which requires, among other things, a liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Realization of the benefits related to the net operating loss carry forwards may be limited in any one year due to IRS Code Section 382, change of ownership rules.

         m. Net Income (Loss) Per Common Share-The Company has adopted the provisions Statement of Financial Accounting Standard No. 128, "Earnings per share", which became effective for financial statements for fiscal years ending after December 15, 1997. This statement requires that the Company report basic and diluted earnings (loss) per share for all periods reported. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, consisting of the stock options and warrants using the treasury stock method.

                  For fiscal 2001, the Company reported a net loss of $17,746,641. For this period, diluted net loss per share was the same as basic net loss per share since the inclusion of the stock options and warrants would have been anti-dilutive.

         n. Stock Based Compensation - SFAS No. 123, "Accounting for Stock Based Compensation," establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The Company did not adopt, for employee options the fair value based method but instead discloses the pro forma effects of the calculation required by the statement.

         o. Preferred Stock - The Board of Directors is authorized to issue shares of preferred stock and to determine the dividend, liquidation, conversion, redemption, and other rights, preferences and limitations of such shares without any further vote or action of the shareholders. Accordingly, the Board of Directors has the power, without shareholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could negatively affect the voting power or other rights of the holders of the Common Stock.

         p. Reclassifications-Certain reclassifications have been made to the 2001 consolidated financial statements to conform to the 2002 presentation.

         q.       Recent and Future Accounting Pronouncements -

                  a. In March 2000, the Financial Accounting Standards Board
                     (FASB) issued FASB Interpretation No. 44 ("Interpretation 44"), "Accounting For Certain Transactions Involving Stock Compensation". Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees". Interpretation 44 is effective July 1, 2000, with certain provisions effective retroactively to December 15, 1998 and January 12,2000. There was no effect of the retroactive provisions of Interpretation 44 on the Company's financial statements. Interpretation 44 is not expected to have a material effect on the Company's financial statements.

                  b. In July 2001, the FASB issued FASB No. 143, "Accounting for the Asset Retirement Obligations." This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and associated retirement costs. This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this standard will have a material impact on the Company's financial statements.

                  c. In July 2002, the FASB issued FASB No. 146, "Accounting for
                     Costs Associated with Exit or Disposal Activities." This Standard supercedes the accounting guidance provided by Emerging Issues Task Force No.94-3,"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity"(including "Certain Costs Incurred in a Restructuring"). FASB No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FASB No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating this Standard.


2.       ACQUISITION

         The Company completed the acquisition of United Capturdyne Technologies, Inc. ("UCT") in October 2001. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the financial statements from the date of acquisition. UCT's product line is designed to accommodate a broad spectrum of needs encountered both at the point-of-sale and on the Internet. Pursuant to the purchase agreement VoiceFlash issued 1,200,000 shares (the "acquisition shares") of restricted common stock valued at $540,000 (market value of $0.50 per share at date of agreement, less a 10% discount due to restrictive nature of stock) to UCT. The Company has agreed to assist in the registration of the resale of the acquisition shares with the Securities and Exchange Commission.

         The following table gives a summary of the acquisitions in financial terms:

         Purchase Price                                     $     540,000
         Acquisition Costs                                         35,000
         Fair Value of Assets Acquired                         (1,976,733)
         Fair Value of Liabilities Assumed                      2,421,758
                                                              ------------
         Goodwill                                           $   1,020,025
                                                              ============
         The detailed components consist of the following:

         Fair Value of assets acquired:

         Cash                                               $   1,822,799
         Officers loan receivable                                  96,798
         Property, plant and equipment                             55,530
         Other                                                      1,606
                                                              ------------
                                                            $   1,976,733
                                                              ============
         Fair Value of liabilities assumed:

         Accounts payable                                   $   1,857,177
         Accrued expenses and deposits                            446,533
         Deferred tax payable                                       7,010
         Corporate and payroll tax payable                        111,038
                                                              ------------
                                                            $   2,421,758
                                                              ============

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

                                                     Years Ended July 31,
                                              ----------------------------------
                                                     2002               2001
                                                --------------      ------------
Revenues                                        $  4,666,957       $  1,322,287
                                                --------------      ------------
Costs and expenses:
 Operations                                        1,522,864            567,183
 General and administrative                        2,437,820          4,042,015
 Sales and marketing                                 376,523            273,194
 Depreciation                                         96,092            146,047
 Loss on disposal of equipment                        18,721               -
 Interest expense, net                                89,562              8,004
 Loss on repurchase of convertible notes              75,000               -
 Loss on sale of marketable securities               123,974             31,154
                                                  ------------       -----------
                                                   4,740,556          5,067,597
                                                  ------------       -----------
Income (loss) from continuing operations
 before income taxes                                 (73,599)        (3,745,310)

Income tax benefit                                   156,000               -
                                                  ------------       -----------
Income (loss) from continuing operations              82,401         (3,745,310)
                                                  ------------      ------------
Loss from discontinued operations, net of taxes         -           (13,950,120)
                                                  ------------      ------------
Net income (loss)                                     82,401        (17,695,430)

Preferred stock dividend                            (120,000)           (10,000)
                                                  ------------      ------------
Net income (loss) applicable to common
 shareholders                                   $    (37,599)      $(17,705,430)
                                                  ============      ============

Basic and diluted net loss to common
 shareholders per share

    Continuing operations                       $        0.00      $      (0.47)
    Discontinued operations                              0.00             (1.75)
                                                  ------------      ------------
      Net income (loss) to common shareholders  $        0.00      $      (2.23)
                                                  ============      ============

Weighted average number of common shares
       outstanding-basic                           16,616,029         7,950,991
Potentially dilutive common shares                  1,491,542              -
                                                  ------------      ------------
Weighted average number of common and common
equivalent shares outstanding assuming dilution    18,107,571         7,950,991
                                                 =============      ============

3.       SEGMENT INFORMATION

         The Company has three reportable segments, transaction based services-commercial (including ACH processing transactions and software services), card based products and services, and voice recognition products and services (only in fiscal 2001). The following table sets forth operating segment information:


                                                  Years Ended July 31,
                                              ----------------------------------
                                                     2002               2001
                                                --------------      ------------
Revenues
 Transaction based services-commercial         $   4,023,061      $       -
 Card based products and services                    204,862              -
 Voice recognition products and services                -              178,572
                                                --------------      ------------
Total revenues                                      4,227,923           178,572
                                                --------------      ------------
Operations
 Transaction based processing                       1,083,401               -
 Card based products and services                     146,379               -
 Voice recognition products and services                 -              611,759
                                                --------------      ------------
Total operations                                    1,229,780           611,759
                                                --------------      ------------
Segment profit (loss)
 Transaction based processing                       2,939,660               -
 Card based products and services                      58,483               -
 Voice recognition products and services                 -             (433,187)
                                                --------------      ------------
Total segment profit (loss)                         2,998,143          (433,187)
                                                --------------      ------------
Other costs and expenses:
 General and administrative                         1,881,217         3,078,345
 Sales and marketing                                  361,266           128,198
 Depreciation                                          92,106           128,418
 Loss on disposal of equipment                         18,721              -
 Interest expense, net                                 91,589            28,373
 Loss on repurchase of convertible notes               75,000              -
                                                --------------      ------------
                                                    2,519,899         3,363,334
                                                --------------      ------------
Income (loss) before income taxes                     478,244        (3,796,521)

Income tax benefit                                    156,000              -
                                                --------------      ------------
Net income (loss)                                     634,244        (3,796,521)

Preferred stock dividend                             (120,000)          (10,000)
                                                --------------      ------------
Net income (loss) applicable to common
 shareholders                                   $     514,244       $(3,806,521)
                                                ==============      ============

4.       PROPERTY AND EQUIPMENT

         At July 31, 2002, the Company's property and equipment is summarized as follows:

            Office equipment                                        $   101,259
            Computers                                                    57,246
                                                                    ------------
                                                                        158,505
            Accumulated depreciation                                    (76,200)
                                                                    ------------
                                                                    $    82,305
                                                                    ============

5.        INCOME TAXES

         The non-deductibility of certain expenses for tax purposes resulted in an increase in the effective tax rate. For the years ended July 31, 2002 and 2001, income tax expense (benefit) consisted of the following:

                                                    2002                2001
                                              --------------     --------------
        Current                                $    12,000       $      -

        Deferred                                  (168,000)             -
                                              --------------     --------------
        Income tax benefit, net                $  (156,000)      $      -
                                              ==============     ==============

         At July 31, 2002, the Company had a net operating loss carryforward
         (NOL) of approximately $13,500,000.

         The net deferred tax asset is comprised of the following at July 31, 2002:

            Deferred tax assets:
             Net operating loss carryforward                   $      5,038,054
                                                               -----------------
             Net deferred tax asset                                   5,038,054
             Deferred tax asset valuation allowance                  (4,870,054)
                                                               -----------------
                                                               $        168,000
                                                               =================

         Realization of all of the Company's deferred tax asset at July 31, 2002 is not considered to be more likely than not and accordingly a $4,870,054 valuation allowance has been provided. The Company may have available additional net operating loss carryovers associated with the acquisition of Bristol. Such amounts would be subject to the limitations under Section 382 of the Internal Revenue Code relating to changes in ownership.

         The net operating loss carryforward is summarized below:

              Year Loss Originated             Year Expiring           Amount
              --------------------             -------------       -------------
                 July 31, 1996                      2011          $      40,000
                 July 31, 1997                      2012                240,000
                 July 31, 1998                      2013              1,550,000
                 July 31, 1999                      2014              4,630,000
                 July 31, 2000                      2015              3,370,000
                 July 31, 2001                      2016              4,460,000
                 July 31, 2002                                         (790,000)
                                                                    ------------
                                                                   $ 13,500,000
                                                                    ============
6.       BANK LINE OF CREDIT

         On February 5, 2002, the Company secured a revolving bank line of credit (the "credit facility"). Under the terms of the credit facility, the Company may from time to time borrow up to $ 300,000, which is payable upon demand. The Company has pledged certain assets of the Company as collateral for the credit facility and corresponding promissory note. Interest is payable monthly and the interest rate is the bank's floating prime rate, 4.75% at July 31, 2002. As of July 31, 2002 the Company had borrowed $ 220,000 under the credit facility.

7.       CONVERTIBLE PREFERRED STOCK

         The Company is currently in the process of reviewing the terms of the Series A Preferred Stock to determine if the Company's Amended and Restated Articles accurately reflect the scope of the Company's obligations to the holders of the Series A Preferred Stock. The Company does not anticipate that its obligations to the Series A Preferred Stock holders will be increased as a result of such review.

         On June 26, 2001, the Company issued to Berthel SBIC, LLC. (Berthel), as part of its acquisition of Bristol, 500,000 shares of its Series A Convertible Preferred Stock (the Series A) and a warrant to purchase 276,250 shares of its common stock for $1,000,000. The warrant has an exercise price of $.01 per share and is exercisable until January 12, 2005. The warrants were valued at $376,414 by the Company using a Black-Scholes option-pricing model.

         The holders of the Series A are entitled to receive cumulative cash dividends at a rate of $0.24 per year per share. The Company recorded cumulative dividends of $130,000 and $10,000 as of July 31, 2002 and 2001.

         The holders of the Series A are entitled to a liquidation preference equal to $2.00 per share. Also, after the holders of Common Stock receive an amount equal to the aggregate paid-in capital, the Series A holder is entitled to share ratably in all remaining assets of the Company. The holders of the Series A have the right to convert each preferred share into a number of shares equal to $2.00 divided by the then prevailing conversion price. The conversion price is subject to adjustment in the event of stock splits or combinations and in the event of the Company sells any Common Stock or securities convertible into or exercisable for Common Stock at prices below the then prevailing Trigger Price (a "Trigger Event"). The Conversion Price is not subject to adjustment in the event of certain stock option grants to employees or directors and the issuances of Common Stock in connection with the acquisition of a business. For each Trigger Event, the then prevailing conversion price is subject to downward, weighted average adjustment. The Company believes the conversion price was approximately $.94 as of July 31, 2002. Upon the occurrence of an Event of Default which is not cured within 60 days of notice, the conversion price shall be reduced by 50%.

         If the Company fails to redeem 250,000 shares of the Series A by January 15, 2005, the Series A holders are entitled to receive warrants to purchase a number of shares of the Company's Common Stock equal to 85% of the difference between 250,000 and the amount actually redeemed. If the Company fails to redeem the remainder of the Preferred Stock by January 15, 2006, the Series A holder is entitled to receive a warrant to purchase a number of shares of the Company's Common Stock equal to 85% of any Series A shares outstanding. The warrants will have an exercise price of $.01 per share and be exercisable from the date of issuance until the fifth anniversary of the date of issuance.

8.       SHAREHOLDERS' EQUITY

         On November 22, 2000, the Company issued 500,000 shares of common stock for $500,000 to an accredited investor.

         In March 2001, the Company issued 1,302,000 of common stock pursuant to Regulation S. The Company sold 1,302,000 shares of stock at $1.00 per share to accredited investors for net proceeds of $1,131,000. The Company paid a 10% placement fee, closing fees and issued 130,200 three-year warrants exercisable at $1.00 per share.

         In April 2001, the Company issued warrants to purchase an aggregate of 725,000 shares of its common stock exercisable at prices ranging from $1.00 to $1.50 per share to several consultants for services provided. Accordingly, the Company has valued the warrants at their fair value and has recorded a charge to operations in the amount of approximately $1,459,000. This expense was reflected in general and administrative expenses for fiscal 2001 in the accompanying consolidated income statement.

         In June 2001, the Company issued 148,000 of common stock pursuant to Regulation S. The Company sold 148,000 shares of stock at $0.75 per share to accredited investors for net proceeds of $99,720. The Company paid a 10% placement fee, closing fees and issued 14,800 shares of common stock in connection with the sale of the stock.

         In June 2001, the Company issued 5,493,736 of common stock pursuant to the acquisition of Bristol Retail Solutions. These shares were valued at $6,867,171, which was the price at the date of the acquisition. The company issued 1,029,464 warrants at prices ranging from $.01 to $6.00 and 2,488,037 options at prices ranging from $.19 to $3.13 to the existing Bristol holders at the date of acquisition. Accordingly, the Company has valued the warrants and options at their fair value and has recorded a charge in the amount of approximately $4,001,000. This expense is reflected in loss from discontinued operations in the accompanying condensed statement of operations.

         On September 24, 2001, the Company sold 1,150,000 shares of common stock to an officer of the Company for a $ 184,000 promissory note, which approximated fair value at the date of issuance, pursuant to an employment agreement. The promissory note is classified as a subscription receivable in the shareolders' equity section of the balance sheet.

         On October 8, 2001, the Company issued an aggregate of 1,200,000 shares of restricted common stock valued at $.45 per share, which approximated fair value at the date of issuance, to the shareholders of United Capturdyne Technologies, Inc. in connection with the merger of the Company's wholly owned subsidiary with and into United Capturdyne Technologies, Inc.

         On October 31, 2001, the Company issued an aggregate of 230,000 shares of its common stock to an individual pursuant to a consulting agreement dated October 31, 2001. Under the agreement, the individual is to provide the Company with consulting services. The Company subsequently cancelled 100,000 shares that were previously issued in terms of this consulting agreement. In connection with this issuance, the value of such shares, $0.54 per share, the fair market value at the date of issuance, or $70,052 is being deferred over the term of the agreement.

         In November 2001, the Company satisfied a conversion request by issuing 516,826 shares of common stock to a holder of $ 80,000 in principal amount of convertible notes. In January 2002, the Company satisfied a conversion request by issuing 276,453 shares of common stock to a holder of $ 62,500 in principal amount of convertible notes. In February 2002, the Company satisfied a conversion request by issuing 347,295 shares of common stock to a holder of $ 65,000 in principal amount of convertible notes.

         In February 2002, the Company issued the holders of the notes warrants (the "Warrants") to purchase 90,000 shares of common stock and, in June 2002, the Company issued the note holders some additional warrants (the "Additional Warrants") to purchase 175,000 shares of common stock. The Additional Warrants were issued in consideration of a six month maturity extension on a $175,000 promissory note. The Warrants have an exercise price of $.45 per share and are exercisable until February 22, 2005. The Additional Warrants are exercisable at $ .35 per share and expire on July 12, 2004. The Company has valued the warrants at their fair value and has recorded a charge of $30,837 to expense.

         On March 7, 2002 the Company sold 375,000 common shares to an officer of the Company for a $ 97,500 promissory note, pursuant to an employment agreement. The shares were valued at $0.26 per share, which approximated fair value at the date of issuance. The promissory note is classified as a subscription receivable in the shareolders' equity section of the balance sheet.

         On January 1, 2002 and March 7, 2002 the Company agreed to issue warrants to purchase common stock to the Company's two outside directors. In the aggregate, each director received three year warrants to purchase 100,000 shares of common stock at an exercise price of $
         0.26 a share, vesting over one year.

         On March 7, 2002, the Company sold 1,200,000 shares of common stock and 1,000,000 warrants (exercisable at $ 0.30 per share commencing 150 days after March 15, 2002 and expiring on March 15, 2007) for $300,000.

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

         In May 2002, the Company entered into a public relations contract pursuant to which the Company received certain services and, in exchange, the Company issued the service provider 40,000 shares of common stock, valued at $16,000, and warrants to purchase 20,000 shares of common stock at an exercise price of $.40 per share. The warrants are exercisable from June 15, 2002 to June 15, 2003. The Company has valued the warrants at their fair value and has recorded a charge of $4,589 to expense.

         In July 25, 2002, the Company entered into an investor relations and financial services consulting contract with a former director of the Company. In consideration of the services to be provided to the Company, and the service provider's agreement to surrender options to purchase 125,000 shares of common stock at prices ranging from $1.375 to $3.75, the Company issued the service provider options to purchase 100,000 shares of common stock at an exercise price of $.35 per share. The options are exercisable from July 25, 2002 to July 28, 2004. The Company has valued the warrants at their fair value $35,069 and has deferred the amount of the term of the agreement.

         The Company believes that all securities issued in the transactions described above were issued under an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

9.       NOTES PAYABLE AND RELATED TRANSACTIONS

         Notes Payable consisted of the following at July 31, 2002:

                      (a)  June 12, 2001-Note 1         $     100,000
                           June 12, 2001-Note 2                50,000
                           June 12, 2001-Note 3                25,000
                                                       ----------------
                                                              175,000
                           Less: Deferred interest            (15,309)
                                                       ----------------
                                                              159,691
                                                       ----------------

                       (b) March 18, 2002-Note 1               92,756
                           March 18, 2002-Note 2               39,244
                                                       ----------------
                                                              132,000
                                                       ----------------

                           Balance, July 31, 2002       $     291,691
                                                       ================

            a. On June 12, 2001, the Company entered into three convertible promissory notes totaling $175,000. These notes are convertible, at the option of the holder at any time, at $1.00 per share. These note bears interest at 10.00% per annum, payable in quarterly installments. The principal amount and all unpaid interest was originally due and payable on June 12, 2002. Such notes are convertible into common stock at $1.00 per share. Along with these convertible promissory notes, the Company issued 150,000 warrants to acquire shares of the Company's common stock.The warrants are exercisable at $1.00 per share.
                  The Company recorded these warrants as a discount to the convertible promissory notes for $95,000. The discount was derived from the Black-Scholes option-pricing model based on the following assumptions: expected stock price volatility of 129%; risk-free interest rate of 5.25%; and an expected 5-year life. The discount has been fully amortized as interest expense over fiscal 2002. With respect to such discount, the Company recorded interest expense of $83,000 and $12,000 for the years ended July 31, 2002 and 2001, respectfully.

                  If the Company defaults with respect to the repayment of the notes, it is required to issue the holders of the notes 300,000 warrants to purchase common stock at an exercise price of $1.00 per share. The Company's Chairman of the Board pledged 315,000 shares of common stock as collateral for the notes.

         In February 2002, the Company issued the holders of the notes warrants (the "Warrants") to purchase 90,000 shares of common stock and, in June 2002, the Company issued the note holders some additional warrants (the "Additional Warrants") to purchase 175,000 shares of common stock. The Additional Warrants were issued in consideration of a six month maturity extension on a $175,000 promissory note. The Warrants have an exercise price of $.45 per share and are exercisable until February 22, 2005. The Additional Warrants are exercisable at $ .35 per share and expire on July 12, 2004. All other terms of the original notes, including interest remain unchanged.

            b. Pursuant to subscription agreements executed August 6, 2001 (the "closing date") the Company sold two 7% convertible notes due August 6, 2004 and two five year warrants to purchase an aggregate of 150,000 shares of our common stock for an aggregate purchase price of $750,000. The two warrants are exercisable at $1.50 per share.

                  In addition, on October 18, 2001 the Company issued an additional three warrants to purchase an aggregate of 150,000 shares of our common stock exercisable at $.20 per share. These warrants were issued principally in consideration for an extension of time to register shares underlying the notes.

                  The holders have the right to convert any outstanding and unpaid principal portion of the note into fully paid and non-assessable shares of our common stock. The conversion price per share shall be the lowest of:

                 (1)      $1.50;

                 (2) 80% of the average of the three lowest closing bid prices for our common stock for 30 trading days prior to, but not including, the conversion date on the Nasdaq SmallCap Market, Nasdaq National Market, American Stock Exchange or New York Stock Exchange (the principal trading exchange or market for our common stock); or

                 (3) if not trading on a principal trading exchange or market, 75% of the average of the three lowest closing bid prices for our common stock for 30 trading days prior to, but not including, the conversion date, on such other principal market or exchange where our common stock is listed or traded.

                  The two initial common stock purchase warrants may be exercised for a period of five years any time 150 days after the closing date at an exercise price of $1.50 per share. The three additional common stock purchase warrants may be exercised for a period of five years any time after October 18, 2001 at an exercise price of $.20.

                  In November 2001, the Company satisfied a conversion request by issuing 516,826 shares of common stock to a holder of $ 80,000 in principal amount of convertible notes. In January 2002, the Company satisfied a conversion request by issuing 276,453 shares of common stock to a holder of $ 62,500 in principal amount of convertible notes. In February 2002, the Company satisfied a conversion request by issuing 347,295 shares of common stock to a holder of $ 65,000 in principal amount of convertible notes.

                  On March 18, 2002, the Company repurchased $ 538,100 of Convertible Notes plus $ 22,000 of unpaid interest for $ 300,000 cash, 800,000 common shares, 222,534 warrants (exercisable at $ 0.30 per share commencing 150 days after March 15, 2002 and expiring on March 15, 2007) and $176,000 note. The Company recognized a $ 75,000 loss and $160,000 increase in equity resulting from the repurchase of these Convertible Notes.

                  The $176,000 in principal amount of Notes have a maturity date of May 15, 2002 and require the payment of interest at a rate of 2% per month if the notes are not repaid in full. The Company has an oral understanding with the holders of the notes extending the maturity date and the repayment of principal in four installments of $44,000 through October 15, 2002 and accrued interest with the last installment. As of July 31, 2002 the Company paid the first $44,000 installment payment leaving an unpaid principal balance of $132,000 plus accrued interest.

10.      COMMITMENTS AND CONTINGENCIES

                  a.      Employment Agreements

                  Effective December 21, 1997, the Company entered into a three-year employment agreement with Lawrence Cohen providing for base annual salary of $115,500. During the year ended July 31, 2001, the Board of Directors extended the employment agreement through December 19, 2003. The employee may receive annual bonuses at the discretion of the Company, with bonuses to be determined by the Compensation and Audit Committee.

                  Effective September 24, 2001, the Company entered into a three-year employment agreement with Robert Kaufman, providing for an annual base salary of $125,000, $150,000 and $175,000. The agreement will automatically renew for an additional two-year period unless the Company has provided 180 days prior notice. The employee and the Company simultaneously entered into a Stock Purchase Agreement pursuant to which the Company sold to the employee 1,000,000 shares of its Common Stock in exchange for $10,000 in cash and a $150,000 promissory note bearing interest at the rate of six percent per annum with a maturity date of September 24, 2004. The employee and the Company also simultaneously entered into a Restricted Stock Purchase Agreement pursuant to which the Company sold to the employee 450,000 shares of its Common Stock in exchange for $4,500 in cash and a $67,500 promissory note bearing interest at the rate of six percent per annum with a maturity date of September 24, 2004. Of the 450,000 shares, 150,000 shares have vested and the balance will vest on September 24, 2003. In consideration of employee's provision of services to the Company, the Company will forgive one third of the total sum due under the promissory notes, plus interest accrued, on each anniversary of the promissory note signing, provided the employee is then employed by the Company.

                  The employee will receive an annual guaranteed bonus to cover all of the employee's tax obligations arising from the forgiveness of indebtedness and any compensating bonuses.

                  Effective March 7, 2002, the Company entered into a three-year employment agreement with Thomas C. Teper, providing for an annual base salary of $110,000, $125,000 and $150,000. The employee and the Company simultaneously entered into a Stock Purchase Agreement pursuant to which the Company sold to the employee 375,000 shares of its Common Stock in exchange a $97,500 promissory note bearing interest at the rate of six percent per annum with a maturity date of March 7, 2005. In consideration of employee's provision of services to the Company, the Company will forgive one third of the total sum due, plus interest accrued, on each anniversary of the promissory note signing, provided the employee is then employed by the Company. The employee will receive an annual guaranteed bonus to cover all of the employee's tax obligations arising from the forgiveness of indebtedness and any compensating bonuses.

                  Effective October 18, 2001, UCT entered into a three-year employment agreement with Max Jeffery Korbin, II, providing for an initial base annual salary of $125,000. The employee also received a one time $500,000 bonus as consideration for entering into the agreement and for entering into a non-competition agreement. Included in other assets at July 31, 2002 is $327,500 less $49,125 of accumulated amortization as a capitalized non-compete agreement. This capitalized non-compete agreement is being amortized over 5 years.

                  Effective October 3, 2001, UCT entered into a three-year employment agreement with Jack Stone, providing for an annual base salary of $100,000, $110,000 and $120,000. The employee was also granted options to purchase 40,000 shares of UCT's Common Stock at the price of $.265 per share. In addition, UCT will grant the employee options to purchase 40,000 shares at a purchase price of $.265 on each subsequent anniversary following the signing of the agreement. The employment agreement can only be terminated as a result of employee's death or disability or for cause. In addition, the agreements contain confidentiality provisions and a six-month post termination non-competition restriction.

                  Under Florida law, a court of competent jurisdiction may determine not to enforce such non-competition restrictions or partially enforce or modify such provisions.

                  b.       Leases

                  The Company conducts its operations out of two offices located in South Florida. Both offices premises are leased under operating leases.

                  The Company leases 3,882 square feet of office space in Boca Raton, Florida. Under this lease, the Company pays a monthly base rental of $5,742, plus a proportionate share of taxes and operating expenses. This lease expires in October 2002. In anticipation of the expiration of this lease, on September 25, 2002 the Company has entered into a new lease for 3,345 square feet of office space located in Deerfield Beach, Florida for thirty-seven months (commencing in November 2002) with a monthly base rental of $4,460, plus a proportionate share of taxes, operating expenses and annual base rent escalations.

                  The Company also leases 2,150 square feet of office space in Ft. Lauderdale, Florida for its operations/transaction processing center. The lease term is 36 months and commenced on March 1, 2001. The monthly base rental of this facility is $2,831, plus the proportionate share of taxes and operating expenses.

                  The future minimum payments of the Deerfield Beach office and Ft. Lauderdale office, excluding escalation charges, are as follows:


                  Year Ending
                  July 31,
                  2003                             $         74,112
                  2004                                       73,337
                  2005                                       53,520
                  2006                                       13,380
                                                       ----------------
                                                       $    214,349
                                                       ================

                  Total rent expense charged to operations for the years ended July 31, 2002 and 2001 was approximately $124,000 and $42,000.

11.      STOCK OPTIONS AND WARRANTS
         --------------------------

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

         Subsequent to July 31, 2002, the Company issued five-year non-plan options to purchase 350,000 shares of common stock exercisable at $.72 was granted to two directors and one employee. These options have available a cashless exercise provision whereby the holder can exercise the options based on a formula pursuant to the stock option agreement.

         SFAS No. 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net loss and net loss per share as if compensation cost for the Company's stock option plan had been determined in accordance with the fair value based method prescribed in SFAS No. 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002: no dividend yield percent; expected volatility between 110% and 172%, risk-free interest rate of 5.0% and expected lives ranging between 2 and 10 years for the 1997 Plan, 1999 Plan and non-plan options.


         The following table illustrates the Company's stock option and warrants issuances and balances outstanding during the years ended July 31, 2002 and 2001. The Company generally issues warrants to purchase shares of common stock in connection with debt and equity financing and to non-employee consultants.

                                          OPTIONS                WARRANTS
                                  ---------------------- -----------------------
                                               Weighted                 Weighted
                                     Shares    Average      Shares      Average
                                   Underlying  Exercise   Underlying    Exercise
                                      Options   Price      Warrants      Price
                                    ----------  --------  -----------  ---------
Outstanding at July 31, 2000         444,500  $    3.87         -     $    -
     Granted                       3,610,663       2.95    1,884,464      1.57
     Canceled                       (238,500)      5.22         -          -
     Exercised                          -           -           -          -
                                   ----------  --------  -----------  ----------
Outstanding at July 31, 2001       3,816,663  $     .91    1,884,464  $   1.57
     Granted                       1,311,000        .29    1,657,534  $    .38
     Canceled                     (2,112,163)      1.41         -          -
     Exercised                           -          -           -          -
                                   ----------  --------- ------------ ----------
Outstanding at July 31, 2002       3,015,500  $     .28    3,541,998  $   1.33
                                   ==========  ========= ============ ==========

The following is additional information with respect to the Company's options and warrants as of July 31, 2002

                                                             OPTIONS
               OPTIONS OUSTANDING                          EXERCISABLE
------------------------------------------------   -----------------------------
                               Weighted
     Range                      Average    Weighted
      of           Number      Remaining   Average      Number       Weighted
    Exercise         Out      Contractual  Exercise    Exerci-        Average
     Price         standing      Life       Price       sable     Exercise Price
   ------------    ---------- ------------ ---------  ----------- --------------
   $.01-$.25        1,514,500  7.25 years    $ .19     1,514,500    $       .19
   $.26 - $.50      1,343,500  5.76 years    $ .28       472,500    $       .44
   $.51 - $1.87       157,500  3.55 years    $1.92       157,500    $      1.92
                   ----------                         -----------
                    3,015,500                          2,144,500
                   ==========                         ===========

                                                             WARRANTS
              WARRANTS OUSTANDING                          EXERCISABLE
   ------------------------------------------   -----------------------------
                                  Weighted
    Range                       Average        Weighted
     of            Number      Remaining       Average    Number     Weighted
   Exercise         Out       Contractual      Exercise   Exerci-     Average
    Price          standing       Life          Price      sable  Exercise Price
   -------------   ---------- --------------- --------- --------- --------------
   $.01-$.25          302,236  1.42 years      $ .01      302,256     $   .01
   $.26 - $.50      1,507,534  4.03 years      $ .32    1,507,534     $   .32
   $.51 - $2.00     1,232,500  2.54 years      $1.05    1,232,500     $  1.05
   $2.00 - $3.90      499,728   .42 years      $5.85      499,728     $  5.85
                   ==========                           =========
                    3,541,998                           3,541,998
                   ==========                           =========

Had compensation cost for the Company's two option plans been determined in accordance with SFAS 123, the Company's net income (loss) and income (loss) per share would have been increased to the pro forma amounts indicated below:

                                                        Year Ended July 31,
                                                  ------------------------------
                                                        2002           2001
                                                  -------------  ---------------
    Net income(loss):               As reported     $  514,244    $ (17,666,641)
                                    Pro forma       $  433,216    $ (20,602,104)
    Net loss per share:
               Basic                As reported     $      .03    $       (2.63)
               Basic                Pro forma       $      .03    $       (3.06)
               Diluted              As reported     $      .03    $       (2.63)
               Diluted              Pro forma       $      .02    $       (3.06)

12.      DISCOUNTINUED OPERATIONS

         The Company completed the acquisition of Bristol Retail Solutions, Inc. ("Bristol") in June 2001. Bristol was a dealer of retail point-of-sale systems in the United States, with sales, service and support offices in 10 cities located in six states. The purchase price for Bristol was
         (i) the issuance of .65 of a share of the Company's common stock for every 1 share of Bristol's common stock, based on 8,451,902 shares of Bristol common stock which converted to 5,493,736 shares of the Company's stock at a price of $1.25 per share (ii) the issuance of 500,000 shares of the Company's Series A Convertible Preferred Stock at $2.00 per share amounting to $1,000,000 for the Bristol' Convertible Series C Preferred Stock and (iii) the Company assuming all outstanding warrants and options of Bristol at a rate of .65 of the Company's shares for every 1 share of Bristol's warrants and / or options outstanding at the date of acquisition. The Company valued the warrants and options issued for the Bristol acquisition based on the Black-Scholes option-pricing model and used the following assumptions: expected stock price; volatility of 172%; risk-free interest rate of 6.02%; and an expected lives ranging from one to five years.

         The following table gives a summary of the acquisitions in financial terms:

         Purchase Price                                      $       11,871,624
         Acquisition Costs                                               86,543
         Fair Value of Assets Acquired                               (8,200,000)
         Fair Value of Liabilities Assumed                            8,200,000
                                                                  --------------
         Goodwill                                         $          11,958,167
                                                                  ==============
         The components of the purchase price are as follows:

            Common Stock (5,493,736 shares)                         $  6,861,726
            Series A Convertible Preferred Stock                       1,000,000
            Value of the Company's Warrants and Options issued         4,009,898
                                                                    ------------
                                                                    $ 11,871,624
                                                                    ============
         Fair Value of assets acquired:

            Cash                                                    $    200,000
            Accounts receivable                                        2,300,000
            Inventory                                                  3,300,000
            Property, plant and equipment                                200,000
            Intangible assets                                          2,000,000
            Other                                                        200,000
                                                                     -----------
                                                                    $  8,200,000
                                                                     ===========
         Fair Value of liabilities assumed:

            Accounts payable                                        $  3,500,000
            Accrued expenses and customer deposits                     2,000,000
            Notes payable                                              2,700,000
                                                                      ----------
                                                                    $  8,200,000
                                                                      ==========

         In July 2001, Bristol entered into bankruptcy under Chapter 11 of the United States bankruptcy code. As of July 31, 2001, the Company's wholly owned subsidiaries were unable to adopt a plan of reorganization and have since adopted a plan to discontinue the operations of Bristol. In fiscal 2001, this resulted in a charge to operations of $13,950,120 comprised of the write off of Goodwill of $11,958,167, the write-off of advances to Bristol by the Company totaling $1,918,655, and operating losses by Bristol since the acquisition of $73,298.

         Since there were no remaining assets, in April 2002 the Chapter 11 case had been dismissed. The Company is now in the process of filing a voluntarily Chapter 7 Bankruptcy for Bristol and its subsidiaries.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Feldman Sherb & Co., P.C., a professional corporation of certified public accountants ("Feldman") was the independent accounting firm for The Company for the fiscal years ended July 31, 2001 and 2000 and the nine month ten day period ended May 10, 2002.

         Feldman was merged into Grassi & Co., CPA's, P.C., ("Grassi") and the principal accountants who had been responsible for the Company's audit during the years ended July 31, 2001 and 2000 left and started their own firm called Sherb & Co., LLP ("Sherb"). As a result, on May 11, 2002, the Company dismissed Grassi and selected Sherb to serve as independent public accountants for the fiscal year 2002.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a)

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

         The directors and executive officers of the Company are as follows:

NOW                                 AGE              POSITIONS
---                                 ---              ---------

Lawrence Cohen                      59               Chairman of the Board

Robert J. Kaufman(1)                49               Chief Executive Officer,
                                                     President, Director
                                                     and Vice Chairman of the
                                                     Board

Thomas C. Teper                     41               Chief Financial Officer,
                                                     Executive Vice President,
                                                     Director and Corporate
                                                     Secretary

Max Jeffrey Korbin II               45               Chief Executive Officer-
                                                     United Capturdyne
                                                     Technologies, Inc.,
                                                     President-Value Stream
                                                     Systems, Inc. and Director

Jack Stone                          47               Chief Operating Officer-
                                                     United Capturdyne
                                                     Technologies, Inc., Vice
                                                     President-Value Stream
                                                     Systems, Inc. and Director

Steven Serle(2)                     53               Independent Director

Dr. Mark Brody                      47               Independent Director

(1)      Chairman of the Compensation Committee
(2)      Chairman of the Audit Committee

         LAWRENCE COHEN has served as Chairman of the Board since he founded The Company in October 1995. From February 2000 to September 2001, Mr. Cohen served as acting Chief Executive Officer of The Company. Mr. Cohen was Chairman of the Board of McLaren Automotive Group, Inc. from May, 1999 until December, 2001. McLaren Automotive Group, Inc. (NASDAQ: MCLN) is an automotive design and motorsports group. He served as Chairman of the Board and Chief Executive Officer of Bristol Retail Solutions, Inc. (OTC: BRTL), a point-of-sale equipment distributor, from April 1996, when he co-founded Bristol Retail Solutions, until it was merged and reorganized in July 2001. In 1993, Mr. Cohen co-founded Apollo BioPharmaceuticals, Inc., a privately-held company in Massachusetts engaged in the development of neuroprotective pharmaceuticals. Apollo was merged with Mitokor Corporation in January, 2002. Between
November 1990 and September 1996, Mr. Cohen served as Chairman of the Board of BioTime, Inc. (Nasdaq:BTIM), a biotechnology firm he founded to develop an artificial blood plasma substitute. He was co-founder of Cryomedical Sciences (Nasdaq:CMSI), a low temperature surgery company, and served as its President from November 1990 to November 1991. Mr. Cohen has been engaged in providing financial consulting and merchant banking services to early-stage companies for the past 25 years.

         ROBERT J. KAUFMAN has served as Chief Executive Officer and President of The Company since September 2001. On December 5, 2001, Mr. Kaufman was appointed to the Board of Directors and on July 29, 2002, Mr. Kaufman was appointed as Vice Chairman. From 1996 to 2001, Mr. Kaufman was the principal shareholder and managing director of several closely held companies the developed commercial real estate projects in South Florida. From 1989 to 1995, Mr. Kaufman was Chief Executive Officer and President of Parlux (Nasdaq: PARL). During his tenure at PARL, revenues doubled (from $17 to $35 million) while returning to profitability. Prior to joining Parlux, Mr. Kaufman held the position of President and Chief Executive Officer for The Fragrance Group Ltd, a New York based company which he founded and which generated revenues of up to $20 million. From 1981 until 1989 Mr. Kaufman also held executive positions with Warner/Lauren, a division of Warner Communications, and Aromax Corporation, a division of Elf Aquitaine Petroleum, a French conglomerate.

         THOMAS C. TEPER has served as Chief Financial Officer and Executive Vice President, of The Company since March 2002. On May 1, 2002, Mr. Teper was appointed to the Board of Directors and on July 29, 2002, Mr. Teper was appointed as Corporate Secretary. From March 2001 to March 2002, Mr. Teper served as an advisor to emerging businesses, particularly in electronic commerce, media, communications, customer relationship management and marketing. From August 1999 to March 2000, Mr. Teper served as Chief Financial Officer and Vice President of Localbusiness.com, Inc., an business news and resource internet site. Mr. Teper was instrumental in the sale of the Company to institutional investors. From May 1990 to August 1999, Mr. Teper served in a variety of executivepositions, including Chief Financial Officer and Senior Vice President-Facilities Acquisition and Development, at Precision Response Corporation (Nasdaq: PRRC), a $350 million in revenue provider of business services, including customer relationship management, electronic commerce and call center management to Fortune 500 companies. During Mr. Teper's tenure at PRRC, the company grew from $8 to $250 million in revenue and became a public company. Mr. Teper facilitated the successful $245 million public offering of PRRC's common shares, secured $100 million in financing and oversaw the rapid expansion of operations. Prior to PRRC, Mr. Teper served as a Manager at Ernst & Young LLP and was responsible for the planning and supervision of multiple audit engagements and personnel. Mr. Teper is a Certified Public Accountant.

         M. JEFFERY KORBIN II has served as Chief Executive Officer of United Capturdyne Technologies since March 1990. On December 5, 2001, Mr. Korbin was appointed to the Board of Directors of The Company. On December 2001 Mr. Korbin was appointed as President of Value Stream Systems, Inc. Mr. Korbin is the founder of United Capturdyne. Mr. Korbin is the pioneer of the first Electronic Draft Capture (EDC) programs in 1983. Mr. Korbin has over 20 years experience in the point-of-sale industry and has served a wide array of clients by bringing cost effective point-of-sale solutions to merchants who do not have the capital to compete with major chains and mass merchandisers.

         JACK STONE has served as Chief  Operating  Officer of United
Capturdyne Technologies since June 2001. In January 2002, Mr. Stone was appointed as Vice President of Value Stream Systems, Inc. On May 1, 2002, Mr. Stone was appointed to the Board of Directors. From November 2000 to May 2001, Mr. Stone served as a consultant in the electronic transaction processing industry. From 1978 to October, 1999 Mr. Stone served in a variety of executive positions, including Executive Vice President and Chief Operating Officer at Worldcheck, Inc. a national check guarantee company.

         STEVEN SERLE was appointed to the Board of Director on January 1, 2002, as an independent director. On July 29, 2002, Mr. Serle was appointed as chair of the audit committee. From September 1999 to present, Mr. Serle has served as President and Chief Executive Officer for Creative Ventures of Boca. Creative Ventures owns and operates 3 Remax franchises in Boca Raton with approximately 100 real estate sale agents who broker or consult with respect to more than $250 million in real estate sales per year. Mr. Serle currently serves as Chairman of the Commercial Real Estate Investment Corp., a commercial real estate investing firm and Chairman of First Lending Corporation, a residential mortgage lending company. Mr. Serle has also served as the President of Corporate Title from October 1997 to the present. From 1995 to the present Mr. Serle served as managing partner of Steven Serle, P.A., a law firm specializing in corporate and real estate law. Mr. Serle is an attorney and was admitted to Florida Bar in April 1995.

         DR. MARK BRODY was appointed to the Board of Directors on January 1, 2002, as an independent director. Dr. Brody is a well recognized neurologist. He has served as the President of Innovative Research Solutions and a Director of Brain Attack and Comprehensive Stroke Center, Bethesda Memorial Hospital from December 1997 until the present. He was issued the award for Government of Alberta Heritage Fund Bursary for Academic Excellence 1979. He is a member of the Public Health Partnership Council on Stroke for the State of Florida. He has given several presentations and has authored a number of articles and publications on neurology.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our outstanding common stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of our equity securities. Such persons are required by SEC regulation to furnish us with copies of all such reports they file.

         To our knowledge, based solely on a review of the copies of such reports furnished to us and written or oral representations that no other reports were required for such persons, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners have been complied with, except for three Forms 4, Statement of Changes in Beneficial Ownership ("Form 4"), which should have been filed by Lawrence Cohen], the Form 3, Initial Statement of Ownership of Securities ("Form 3"), and the Form 4 which were filed late by Robert J. Kaufman, the Form 3 which was filed late by Thomas C. Teper, the Form 3 and the Form 4 which were filed late by Max Jeffrey Korbin, the Form 3 and three Forms 4 which were filed late by Mark Brody, the Form 3 and two Form 4s which were filed late by Jack Stone and the Form 3 and the Form 4 which were filed late by Steven Serle.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the aggregate compensation paid to the "Named Executive Officers" of the Company. No other executive officer of the Company was paid a total annual salary and bonus for the fiscal year ended July 31, 2002 which was $100,000 or more.

                                                        Securities    Other
Name and Principal     Fiscal                           Underlying    Annual
     Position           Year     Salary     Bonus         Options   Compensation
------------------     ------    ------     -----       ----------- ------------

Lawrence Cohen,         2002    $115,500                     0          0
Chairman                2001    $115,500                  775,000       0
                        2000    $115,500                  897,000       0

Robert J. Kaufman,      2002    $119,270  $117,813 (1)    250,000       0
President & CEO

Thomas C. Teper,        2002    $38,958   $26,406 (2)     375,000       0
CFO & EVP

Max Jeffrey Korbin II,  2002    $81,715   $500,000 (3)    150,000      9,000
CEO-UCT &
President-VSS

Jack Stone,             2002    $84,526       0           270,000       0
COO-UCT &
Vice President-VSS

(1) Such figure includes cash bonuses and debt forgiven in consideration of services.
(2) Such figure includes one time bonus payments in consideration of the employee's execution of an employment and non-competition agreement and the sale of UCT common stock to the Company.
(3) Such figure includes the expenses incurred by the Company to provide the employee the use of a car.

OPTION GRANTS IN LAST FISCAL YEAR

         The table below sets forth the following information with respect to options granted to the Named Executive Officers during the year ended July 31, 2002:

o The number of shares of common stock underlying options granted during the year;
o The percentage that such options represent of all options granted to employees during the year;
o        The exercise price of each option; and
o        The expiration date of each option.

                         Number of   Percent of
                        Securities   Total Options
                        Underlying    Granted to      Exercise       Expiration
                         Options      Employees       Price           Date
                        ---------    -----------      -------         ------

Lawrence Cohen              0            0               0              N/A

Robert J. Kaufman        250,000(1)     23.9%         $0.26          3/7/2012(2)

Thomas C. Teper          375,000(3)     35.9%         $0.26          3/7/2012(4)

Max Jeffrey Korbin II    150,000(5)     14.4%         $0.26          3/7/2012(6)

Jack Stone               120,000(7)     11.5%         $0.265        10/3/2011(8)

Jack Stone               150,000(9)     14.4%         $0.26         3/7/2012(10)

(1) The options vest and are exercisable (i) 50% as of September 7, 2002; and (ii) 50% as of September 7, 2003.
(2) The options expire upon the sooner of March 7,2012 or one year after the named employee's employment with the Company terminates.
(3) The options vest and are exercisable (i) one-third as of March 7, 2002; (ii) one-third as of March 7, 2003; and (iii) one-third as of March 7, 2004.
(4) The options expire upon the sooner of March 7,2012 or one year after the named employee's employment with the Company terminates.
(5) The options vest and are exercisable (i) 50% as of September 7, 2002; and (ii) 50% as of September 7, 2003.
(6) The options expire upon the sooner of March 7,2012 or one year after the named employee's employment with the Company terminates.
(7) The options vest and are exercisable (i) one-third as of October 3, 2001; (ii) one-third as of October 3, 2002; and (iii) one-third as of October 3, 2003.
(8) The options expire upon the sooner of October 3,2012 or one year after the named employee's employment with the Company terminates.
(9) The options vest and are exercisable (i) 50% as of September 7, 2002; and (ii) 50% as of September 7, 2003.
(10) The options expire upon the sooner of March 7,2012 or one year after the named employee's employment with the Company terminates.

EMPLOYMENT AGREEMENTS

         Effective December 21, 1997, the Company entered into a three-year employment agreement with Lawrence Cohen providing for base annual salary of $115,500. During the year ended July 31, 2001, the Board of Directors extended the employment agreement through December 19, 2003. The employee may receive annual bonuses at the discretion of the Company, with bonuses to be determined by the Compensation and Audit Committee. No formula or criteria have been specifically determined. The agreements provide for severance equal to one year's salary in the event of (i) non-renewal of the agreement upon expiration other than for cause or (ii) a change of control of the Company as a result of which the employee is not retained by new management on a comparable basis. In addition, the agreements contain confidentiality provisions and 12-month post termination non-competition restriction which may be imposed by the Company provided the employee receives a lump sum payment equal to one year's salary within 30 days of termination of employment.

         Effective September 24, 2001, the Company entered into a three-year employment agreement with Robert Kaufman, providing for an annual base salary of $125,000, $150,000 and $175,000. The agreement will automatically renew for an additional two-year period unless the Company has provided 180 days prior notice. The employee can terminate the agreement at any time and for any reason after giving the Company thirty days notice. The employee and the Company simultaneously entered into a Stock Purchase Agreement pursuant to which the Company sold to the employee 1,000,000 shares of its Common Stock in exchange for $10,000 in cash and a $150,000 promissory note bearing interest at the rate of six percent per annum with a maturity date of September 24, 2004. The employee and the Company also simultaneously entered into a Restricted Stock Purchase Agreement pursuant to which the Company sold to the employee 450,000 shares of its Common Stock in exchange for $4,500 in cash and a $67,500 promissory note bearing interest at the rate of six percent per annum with a maturity date of September 24, 2004. Of the 450,000 shares, 300,000 shares have vested and the balance will vest on September 24, 2003. In consideration of employee's provision of services to the Company, the Company will forgive one third of the total sum due under the promissory notes, plus interest accrued, on each anniversary of the promissory note signing, provided the employee is then employed by the Company. The employee will receive an annual guaranteed bonus to cover all of the employee's tax obligations arising from the forgiveness of indebtedness and any compensating bonuses. The agreement provides for lump sum severance pay equal to two times the sum of the employee's highest annual base salary plus highest bonus in respect of any year within the three year period preceding the end of employment in the event of (i) the Company's termination of the agreement prior to expiration of the term (ii) the death or disability of the employee (iii) a change of control of the Company as a result of which the employee voluntarily resigns or is not retained or (iv) the employee's voluntary resignation for good reason. If any of these events occur, the employee's stock option will immediately and fully vest. Moreover, provided that the employee was employed by the company until March 7, 2003, all indebtedness due under the promissory note will be automatically forgiven and all guaranteed and supplemental bonuses that would have become due within the year will become immediately due. In addition, the agreements contain confidentiality provisions and a 12-month post termination non-competition restriction. In the event of (i) the Company's termination of the agreement prior to expiration of the term (ii) the death of the employee or (iii) a change of control of the Company as a result of which the employee voluntarily resigns or is not retained, the non-competition period will be reduced to three months. The Company and the employee also entered into an indemnification agreement.

         Effective March 7, 2002, the Company entered into a three-year employment agreement with Thomas Teper, providing for an annual base salary of $110,000, $125,000 and $150,000. The employee can terminate the agreement at any time and for any reason after giving the Company thirty days notice. The employee and the Company simultaneously entered into a Stock Purchase Agreement pursuant to which the Company sold to the employee 375,000 shares of its Common Stock in exchange a $97,500 promissory note bearing interest at the rate of six percent per annum with a maturity date of March 7, 2005. In consideration of employee's provision of services to the Company, the Company will forgive one third of the total sum due, plus interest accrued, on each anniversary of the promissory note signing, provided the employee is then employed by the Company. The employee will receive an annual guaranteed bonus to cover all of the employee's tax obligations arising from the forgiveness of indebtedness and any compensating bonuses. The agreement provides for lump sum severance pay equal to the higher of (a) two times the sum of the employee's highest annual base salary plus highest bonus in respect of any year within the three year period preceding the end of employment or (b) the annualized sum of the employee's base salary plus the maximum amount of bonuses which the employee could have been entitled to in the current year in the event of (i) the Company's termination of the agreement prior to expiration of the term (ii) the death or disability of the employee or (iii) a change of control of the Company as a result of which the employee voluntarily resigns or is not retained. If any of these events occur, the employee's stock options will immediately and fully vest. Moreover, provided that the employee was employed by the company until March 7, 2003, all indebtedness due under the promissory note will be automatically forgiven and all guaranteed and supplemental bonuses that would have become due within the year will become immediately due. In addition, the agreements contain confidentiality provisions and a 12-month post termination non-competition restriction. In the event of (i) the Company's termination of the agreement prior to expiration of the term (ii) the death of the employee or (iii) a change of control of the Company as a result of which the employee voluntarily resigns or is not retained, the non-competition period will be reduced to three months. The Company and the employee also entered into an indemnification agreement.

         Effective October 18, 2001, UCT entered into a three-year employment agreement with Max Jeffrey Korbin, II, providing for an initial base annual salary of $125,000. The employee also received a one time $500,000 bonus as consideration for entering into the agreement and for entering into a non-competition agreement. UCT can terminate the agreement at any time for any reason; provided that, unless the termination is based on cause, the employee will be entitled to receive the base salary that the employee would have received through the completion of the three year term. In addition, the agreements contain confidentiality provisions and a two-year post termination non-competition restriction.

         Effective October 3, 2001, UCT entered into a three-year employment agreement with Jack Stone, providing for an annual base salary of $100,000, $110,000 and $120,000. The employee was also granted options to purchase 40,000 shares of UCT's Common Stock at the price of $.265 per share. In addition, UCT will grant the employee options to purchase 40,000 shares at a purchase price of $.265 on each subsequent anniversary following the signing of the agreement. The employment agreement can only be terminated as a result of employee's death or disability or for cause. In addition, the agreements contain confidentiality provisions and a six-month post termination non-competition restriction.

         Under Florida law, a court of competent jurisdiction may determine not to enforce such non-competition restrictions or partially enforce or modify such provisions.

AGGREGATED FISCAL YEAR END OPTION VALUE TABLE

         The following table sets forth certain information concerning unexercised stock options held by the Named Executive Officers as of July 31, 2002. No stock options were exercised by the Named Executive Officers during the period ended July 31, 2002. No stock appreciation rights were granted or are outstanding.

                Number of Unexercised Options  Value of Unexercised In The Money
                   Held at July 31, 2002          Options at July 31, 2002(1)
                   ---------------------          ---------------------------

Name              Exercisable   Unexercisable      Exercisable   Unexercisable
--------------    -----------   -------------      -----------   -------------
Lawrence Cohen     1,672,000         0              $109,801              0

Robert J. Kaufman       0         250,000               0                 0

Thomas C. Teper      125,000      250,000               0                 0

Max Jeffrey Korbin      0         150,000               0                 0

Jack Stone            40,000      230,000               0                 0


(1) Dollar values are calculated based on the difference between the option exercise price and $0.26, the closing bid price of the Company's Common Stock on July 31, 2002, as reported by OTCBB.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of October 10, 2002, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director , (iii) each Named Executive Officer (as defined herein), and (iv) all directors and executive officers as a group. Unless otherwise indicated below, the persons in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this report upon the exercise of options. Each person's percentage of ownership is determined by assuming that any options held by such person have been exercised. As of July 31, 2002 there were 18,874,178 shares of Common Stock outstanding. Unless otherwise indicated below, the address of each person is c/o the Company at 6401 Congress Avenue, Suite 250, Boca Raton, Florida 33487.

                                                         PERCENTAGE OF
NAME AND ADDRESS OF       SHARES OF COMMON STOCK        OUTSTANDING SHARES
 BENEFICIAL OWNERS          BENEFICIALLY OWNED          BENEFICIALLY OWNED(1)
-------------------       ----------------------        ---------------------


Lawrence Cohen                4,060,514(1)                   21.5%

Robert J. Kaufman             1,425,000(2)                    7.5%

Thomas C. Teper                 500,000(3)                    2.6%

Max Jeffrey Korbin              535,000(4)                    2.8%

Mark Brody                      187,094(5)                    1.0%

Jack Stone                      205,000(6)                    1.1%

Steven Serle                     81,250(7)                    0.4%

All officers and directors
as a group (7 persons)        6,723,858                      35.6%


(1) Such figure includes (i) 1,672,000 shares of Common Stock underlying immediately exercisable options and (ii) 2,388,514 shares owned by Alliant. Alliant is a Delaware Limited Partnership, as to which Mr. Cohen is the general partner and members of Mr. Cohen's family are limited partners. Mr. Cohen disclaims beneficial ownership with respect to the limited partnership interests owned by members of his family and
         (iii) 315,000 shares pledged as collateral for convertible promissory notes.

(2) Such figure includes 125,000 shares of Common Stock underlying presently exercisable options at an exercise price of $0.26. Such figure also includes 1,150,000 shares of Common Stock held by the "Robert J. Kaufman GRAT of 2002" for which Mr. Kaufman serves as trustee.

(3)      Such figure includes 125,000 shares of Common Stock underlying
         presently exercisable   options at an exercise price of $0.27.

(4) Such figure includes 75,000 shares of Common Stock underlying presently exercisable options at an exercise price of $0.26.

(5) Such figure includes 81,250 shares of Common Stock underlying options either presently exercisable or exercisable within the next sixty (60) days at an exercise price ranging from $0.26 to $0.40.

(6) Such figure includes 155,000 shares of Common Stock underlying presently exercisable options at an exercise price ranging from $0.26 to $0.265.

(7) Such figure includes 81,250 shares of Common Stock underlying options either presently exercisable or exercisable within the next sixty (60) days at an exercise price ranging from $0.26 to $0.40.

         If the Company fails to pay any dividend with respect to its Series A Preferred Stock (the "Series A")and such failure remains uncured for 60 days after notice thereof, then the holders of the Series A (the "A Holders") may be entitled to designate and elect three members of the Company's board of Directors. A fourth director may be designated and approved by the holders of the Series A and the holders of the Common Stock (the "Common Holders"), each voting separately as a class. If the A Holders and the Common Holders fail to nominate a fourth director, such director seat shall be filled by the vote of A Holders and the Common Holders, voting together, with the A Holders having the right to cast votes equal to the number of shares into which the Series A is then convertible.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company completed a merger with Bristol Retail Solutions in May 2001. Both companies had certain common shareholders and members of management. Larry Cohen, Chairman of the Board and former Chief Executive Officer of the Company used to serve as the Chairman of the Board and Chief Executive Officer of Bristol Retail Solutions. As of the date of the merger, Larry Cohen beneficially owned 24.9% of the Company's common stock and 27.3% of Bristol Retail Solutions. David Kaye, a director of The Company from August 2000 until April 2001, also served as the President and CEO of Bristol Retail Solutions from January 2000 to April 2001.

         For more information regarding the merger of the Company and Bristol Retail Solutions, see the section entitled "Discontinued Operations" above.

         See also the section above entitled "Employment Agreements" for a description of the Company's sale of common stock to its President and Chief Financial Officer.

         The Company acquired all of the issued and outstanding shares of UCT in exchange for 1.2 million restricted shares of the Company's common stock (the "Exchange Shares")in October 2001. Max Jeffrey Korbin, II, Chief Executive Officer of UCT, individually received 460,000 of the Exchange Shares and an Employment Agreement (see section above entitled "Employment Agreements" for a description of the terms of the agreement) in connection with the acquisition.

         To assist the Company raise $175,000 through the issuance of convertible notes, in June, 2001, the Chairman pledged 315,000 shares of his common stock as collateral.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         A.       EXHIBITS:

                  Exhibit
                  Number            Description

                  3.1               Articles of Incorporation, as amended*
                  3.2               By-Laws(1)
                  4.1               Form of Common Stock Certificate(1)
                  4.4               Form of Representative's Warrants(1)
                  10.1              1999 Stock Option Plan(1)
                  10.2 Employment Agreement effective as of December 21, 1997, between the Company and Larry Cohen(1)
                  10.3 Amendment to Employment Agreement, dated as of July, 2002, between the Company and Larry Cohen.*
                  10.4 Employment Agreement, dated as of September 24, 2001, between the Company and Robert Kaufman*
                  10.5 Employment Agreement, dated as of March 7, 2002, between the Company and Thomas Teper*
                  10.6 Employment Agreement, dated as of October 18, 2001, between UCT and Max Jeffrey Korbin, II*
                  10.7 Employment Agreement, dated as of October 3, 2001, between UCT and Jack Stone*
                  22.1              List of Subsidiaries*

-----------------------
 *       Filed herewith.
(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-47715) as filed with and declared effective by the Commission on May 28, 1998.
(2) Filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-55638) as filed with and declared effective by the SEC on May 9, 2001.


B.       REPORTS ON FORM 8-K


         On September 20, 2002 the Company filed a report on Form 8-K indicating a change in its auditors.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We believe our disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) are adequate, based on our evaluation of such disclosure controls and procedures on October 10, 2002.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VOICEFLASH NETWORKS INCORPORATED

DATE: October   23  , 2002                 /s/ ROBERT J. KAUFMAN
              ------                     --------------------------------------
                                            Robert J. Kaufman,
                                          Chief Executive Officer and President

         The undersigned directors and officers of the Company hereby constitute and appoint Robert J. Kaufman and Thomas C. Teper and each of them with full power to act without the other and with full power and substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below this Annual Report on Form 10-KSB and any and all amendments thereto and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratify and confirm all that such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof.

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

DATE: October   23  , 2002                               /s/ LAWRENCE COHEN
              ------                                 --------------------------
                                                      Lawrence Cohen, Director
                                                      and Chairman of the Board

DATE: October   23  , 2002                               /s/ ROBERT J. KAUFMAN
              ------                                 --------------------------
                                                       Robert J. Kaufman,
                                                       Director, Vice Chairman
                                                       of the Board, Chief
                                                       Executive Officer and
                                                       President

DATE: October   23  , 2002                               /s/ THOMAS C. TEPER
              ------                                 --------------------------
                                                       Thomas C.Teper, Director,
                                                       Secretary,  Executive
                                                       Vice President,  Chief
                                                       Financial Officer, and
                                                       Principal Accounting
                                                       Officer

DATE: October   23  , 2002                               /s/ MAX JEFFREY KORBIN
              ------                                 --------------------------
                                                       Max Jeffrey Korbin,
                                                       Director, Chief Executive
                                                       Officer-UCT and
                                                       President-VSS

DATE: October   23  , 2002                               /s/ JACK STONE
              ------                                 --------------------------
                                                       Jack Stone, Director and
                                                       Chief Operating
                                                       Officer-UCT and Vice
                                                       President-VSS

DATE: October   23  , 2002                               /s/ STEVEN SERLE
              ------                                 --------------------------
                                                        Steven Serle, Director

DATE: October   23  , 2002                               /s/ MARK BRODY
              ------                                 --------------------------
                                                         Mark Brody, Director

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert Kaufman, certify that:

1. I have reviewed this annual report on Form 10-KSB of VoiceFlash Networks Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: October   23  , 2002
              ------



                                                       /s/ ROBERT J. KAUFMAN
                                                       ----------------------
                                                         Robert J. Kaufman
                                                      Chief Executive Officer

I, Thomas C. Teper, certify that:

1. I have reviewed this annual report on Form 10-KSB of VoiceFlash Networks Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: October   23  , 2002
              ------




                                                        /s/ THOMAS C. TEPER
                                                        --------------------
                                                            Thomas C. Teper
                                                       Chief Financial Officer
                                                    Principal Accounting Officer